Form 10-Q
period 1996-06-30
HI LO AUTOMOTIVE INC /DE
filed 1996-08-14
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-10823

                             HI-LO AUTOMOTIVE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        76-0232254
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

                                2575 W. BELLFORT
                                 HOUSTON, TEXAS
                                      77054
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 663-6700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     There were 10,756,350 shares outstanding of the issuer's only class of common stock as of August 9, 1996.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                           FORM 10-Q TABLE OF CONTENTS
                                  JUNE 30, 1996

                                                                            PAGE

Part I - FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements and Notes..................   3

        Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   9


Part II - OTHER INFORMATION

        Item 1.Not Applicable

        Item 2.Not Applicable

        Item 3.Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders..........  13

        Item 5.Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.............................  13

SIGNATURE  PAGE.............................................................  14


INDEX TO EXHIBITS...........................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,  DECEMBER 31,
                                                                                 1996       1995
                                                                               --------   --------
                                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash ......................................................................   $  3,874   $  1,800
 Accounts receivable -
   Trade, net of allowance for doubtful accounts of $938 and $1,459 ........      7,441      5,685
   Other ...................................................................      3,195      4,118
 Inventories ...............................................................     99,944     96,900
 Prepaids and other assets .................................................      3,748      3,532
                                                                               --------   --------
        Total current assets ...............................................    118,202    112,035

PROPERTY AND EQUIPMENT, net ................................................     46,069     47,823
INTANGIBLE ASSETS AND OTHER ................................................     39,825     39,115
                                                                               --------   --------
                                                                               $204,096   $198,973
                                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt ......................................        746        742
 Accounts payable and accrued liabilities ..................................     36,851     32,901
 Income taxes payable ......................................................       --         --
                                                                               --------   --------
          Total current liabilities ........................................     37,597     33,643

LONG-TERM  DEBT, net of current maturities .................................     45,757     44,132
DEFERRED INCOME TAXES PAYABLE AND OTHER ....................................      8,010      8,220

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued ............................................................       --         --
  Common stock, $.01 par value, 30,000,000 shares authorized, 10,756,350 and
    10,756,350 shares issued and outstanding ...............................        108        108
  Additional paid-in capital ...............................................     68,277     68,277
  Retained earnings ........................................................     44,347     44,593
                                                                               --------   --------
       Total stockholders' equity ..........................................    112,732    112,978
                                                                               --------   --------
                                                                               $204,096   $198,973
                                                                               ========   ========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          Quarter Ended                       Six Months Ended
                                                                            JUNE 30,                             JUNE 30,
                                                                 -----------------------------       -------------------------------
                                                                    1996              1995               1996               1995
                                                                 -----------       -----------       ------------        -----------
 Sales ...................................................       $    67,092       $    70,996       $    127,927        $   131,232
 Costs and expenses:
 Cost of goods sold, buying and
  distribution ...........................................            41,084            42,772             78,157             78,299
 Operating, selling,
  general and administrative .............................            24,293            24,475             47,284             46,932
                                                                 -----------       -----------       ------------        -----------
Operating income .........................................             1,715             3,749              2,486              6,001
 Interest expense ........................................             1,054             1,045              2,076              1,903
 Other expense, net ......................................               249               278                530                537
                                                                 -----------       -----------       ------------        -----------
Income (loss) before taxes on income .....................               412             2,426               (120)             3,561
 Taxes on income .........................................               227               866                126              1,323
                                                                 -----------       -----------       ------------        -----------
Net income (loss) ........................................       $       185       $     1,560       $       (246)       $     2,238
                                                                 ===========       ===========       ============        ===========
 Net income (loss) per common and common
 equivalent share ........................................       $       .02       $       .15       $       (.02)       $       .21
                                                                 ===========       ===========       ============        ===========
 Weighted average common and common
 equivalent shares outstanding ...........................        10,756,000        10,754,000         10,756,000         10,756,000

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                          COMMON STOCK    ADDITIONAL
                                      -------------------   PAID-IN    RETAINED
                                        SHARES     AMOUNT   CAPITAL    EARNINGS
                                      ----------   ------   -------    --------
Balance, December 31, 1994 .......    10,732,606    $107    $68,164    $ 42,905
Issuance of common stock .........        23,744       1        113        --
Net income .......................          --       --        --         1,688
                                      ----------    ----    -------    --------
Balance, December 31, 1995 .......    10,756,350    $108    $68,277    $ 44,593
Issuance of common stock .........          --       --        --          --
Net (loss) .......................          --       --        --          (246)
                                      ----------    ----    -------    --------
Balance, June 30, 1996 ...........    10,756,350    $108    $68,277    $ 44,347
                                      ==========    ====    =======    ========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       -------------------
                                                                         1996       1995
                                                                       -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................   $  (246)   $  2,238
                                                                       -------    --------
  Adjustments to reconcile net income (loss) to cash provided by operating activities -
      Depreciation and amortization ................................     3,547       3,248
      Deferred tax provision .......................................      --           385
      Gain on sale of fixed assets .................................       (15)        (32)
      Changes in assets and liabilities -
        Accounts receivable, net of allowances for doubtful accounts      (833)     (1,858)
        Inventories ................................................    (3,044)    (19,410)
        Prepaids and other assets ..................................        97        (314)
        Accounts payable and other accrued liabilities .............     3,741      15,887
        Income taxes payable (receivable) ..........................      (313)        (62)
                                                                       -------    --------
          Total adjustments ........................................     3,180      (2,156)
                                                                       -------    --------
            Net cash provided by operating activities ..............     2,934          82
                                                                       -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................    (2,461)    (11,794)
  Proceeds from sale and lease back of real estate .................      --         1,493
  Proceeds from the sale of fixed assets ...........................        18          36
  Payments for acquisitions, net of cash acquired ..................      --        (2,511)
                                                                       -------    --------
            Net cash used in investing activities ..................    (2,443)    (12,776)
                                                                       -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from indebtedness .......................................     1,583      13,828
  Proceeds from issuance of stock ..................................      --            16
                                                                       -------    --------
            Net cash provided by financing activities ..............     1,583      13,844
                                                                       -------    --------

INCREASE IN CASH ...................................................     2,074       1,150
CASH AT BEGINNING OF PERIOD ........................................     1,800       1,034
                                                                       -------    --------
CASH AT END OF PERIOD ..............................................   $ 3,874    $  2,184
                                                                       =======    ========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ending June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference should be made to the annual consolidated financial statements and notes thereto for the year ending December 31, 1995.

        Balance sheet information for December 31, 1995, has been derived from the 1995 annual audited financial statements.

        The Company costs its inventory on the last-in, first-out (LIFO) method. Had the first in, first out (FIFO) inventory costing method been used, inventories would have been equal to the LIFO balance at December 31, 1995 and 1994; and March 31, 1996 and 1995; and June 30, 1996 and 1995.

B.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Net income per common and common equivalent share is based on the weighted average number of common shares outstanding and assumes exercise of outstanding options for Common Stock which are dilutive, using the treasury stock method.

C.  DEBT

  BORROWINGS

        Debt consisted of the following (in thousands):
                                                                        JUNE 30,
                                                                          1996
                                                                        -------
Note payable to a bank ....................................             $44,000
Long-term debt ............................................               2,211
Capital lease obligations .................................                 292
                                                                        -------
                                                                         46,503
Less - Current maturities .................................                 746
                                                                        -------
                                                                        $45,757

At June 30, 1996, the weighted average interest rate on the note payable to a bank was 7.7%.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

        The Company's $60.0 million Credit Agreement provides for a revolving credit facility maturing on July 1, 1997 with annual renewals at the option of the Company and the lenders. The borrowings may be priced at the Company's option, at the lenders' Prime Rate, London Interbank Offered Rates (LIBOR) plus 2.25%, or Certificates of Deposit Rates plus 2.375%, subject in each case to adjustment under certain circumstances. The Company pays a commitment fee of 3/8 of 1% per annum (also subject to adjustment under certain circumstances) on all unused portions of the credit facility. Loan covenants relate to the Company's working capital, net worth, leverage, liquidity and acquisitions and restrict capital expenditures to $5.0 to $6.2 million for 1996 (depending on the Company's ratio of Debt Service Cash Flow to Total Debt Service as those terms are defined in the Credit Agreement) and $2.5 million for the six months ended June 30, 1997. The Company was in compliance with all covenants of its Credit Agreement as of June 30, 1996 and in compliance with all covenants of its previous credit agreement, as amended, as of June 30, 1995.


D.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                            1996           1995
                                                           ------         ------
Cash paid during the period for:
       Interest ..................................         $2,050         $1,959
       Income taxes ..............................         $ --           $1,012

E.  STOCKHOLDERS' EQUITY

        The Board of Directors and the Company's Stockholders approved the Hi-Lo Automotive, Inc. 1990 Stock Option and 1991 Associate Stock Purchase Plans, as amended. The Stock Option Plan reserves 1,400,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At June 30, 1996, options for 1,195,566 shares were outstanding, 39,723 shares had been exercised, 479,877 shares had been canceled and 164,711 shares were available for issuance.

        Under the Stock Purchase Plan, each eligible employee has the right to purchase shares as determined by the Plan formula. As of June 30, 1996, of the 175,000 shares of the Company's Common Stock reserved for issuance under this Plan, 113,511 shares had been issued and 61,489 shares of the Company's Common Stock remained reserved for issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company sells automotive aftermarket parts, products and accessories to retail and commercial customers in Texas, Louisiana and California. During the Second Quarter of 1996, the Company opened no new stores, maintaining its total store count at 194.

        The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Part I, Item 1.


RESULTS OF OPERATIONS

        The following table sets forth the income statement data of the Company expressed as a percentage of sales and the percentage change in such income statement data from period to period.

                                  QUARTER ENDED        SIX MONTHS ENDED         PERCENTAGE CHANGE
                                    JUNE 30,               JUNE 30,            QUARTER  SIX MONTHS
                                1996        1995       1996        1995        -------  ----------
                               -------     ------      ------     ------
Sales.....................     100.0%      100.0%      100.0%     100.0%         (5.5)%   (2.5)%
Cost of sales.............      61.2        60.2        61.1       59.7          (3.9)    (0.2)
                                ----        ----       -----       ----
Gross profit..............      38.8        39.8        38.9       40.3          (7.9)    (6.0)
Operating, selling, general
 and administrative expenses    36.2        34.5        37.0       35.7          (0.7)     0.8
                                ----        ----       -----       ----
Operating income..........       2.6         5.3         1.9        4.6         (54.3)   (58.6)
Interest expense..........       1.6         1.5         1.6        1.5           0.9      9.1
Other expense, net........       0.4         0.4         0.4        0.4         (10.4)    (1.3)
                                ----        ----       -----       ----
Income (loss) before taxes       0.6         3.4        (0.1)       2.7         (83.0)  (103.4)
Taxes on income...........       0.3         1.2         0.1        1.0         (73.8)   (90.5)
                                ----        ----       -----       ----
Net income (loss).........       0.3%        2.2%      (0.2)%       1.7%        (88.1)% (111.0)%
                                ====        ====       =====       ====

THREE MONTHS ENDED JUNE 30, 1996 (SECOND QUARTER) COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

       Sales decreased by $3.9 million, or 5.5%, over the comparable 1995 quarter. The decrease was due primarily to same store sales decreases of $5.3 million, or 7.6% of sales, partially offset by new and acquired store sales of $1.4 million. Same store sales represent a comparison of store sales between corresponding full periods. At the end of the Second Quarter of 1996, the Company had 194 stores in operation compared to 193 at the end of the Second Quarter of 1995.

       Gross profit was $26.0 million, or 38.8% of sales, compared with $28.2 million, or 39.8% of sales, for the Second Quarter of 1995. The 7.9% decrease in gross profit was attributable to lower sales together with lower purchase volumes compared to 1995, resulting in reduced product volume growth incentives from its suppliers because the Company has curtailed its store growth. Additionally, distribution costs increased as a percent of sales due to the decline in sales.

       Operating, selling, general and administrative expenses for the quarter were $24.3 million, or 36.2% of sales, compared to $24.5 million, or 34.5% of sales, for the Second Quarter of 1995. The increase in costs of 1.7% as a percent of sales was impacted by less leveraging of costs in the Company's stores including occupancy, because of lower sales levels.

       Operating income was $1.7 million, or 2.6% of sales, compared to $3.7 million, or 5.3% of sales, in the Second Quarter of 1995, due to the factors discussed above.

       Interest expense was $1.1 million, or 1.6% of sales, compared to $1.0 million, or 1.5% of sales, for the Second Quarter of 1995.

       The Company's effective income tax rate increased to 55.1% of pre-tax income compared to 35.7% for the Second Quarter of 1995, primarily as a result of decrease in pre-tax income that increases the impact of amortization of costs in excess of net assets acquired, which is a permanent book-tax difference.

       Net income of $0.2 million, or 0.3% of sales, decreased $1.4 million, or 88.1%, from $1.6 million, or 2.2% of sales, in the Second Quarter of 1995, due to the reasons previously discussed.

SIX MONTHS ENDED JUNE 30, 1996 (PERIOD) COMPARED TO SIX MONTHS ENDED JUNE 30,
1995

       Sales for the 1996 period decreased by $3.3 million, or 2.5%,from the comparable period in 1995. The decrease resulted from same store sales decreases of $6.7 million or 5.1% of sales and was partially offset by new and acquired store sales of $3.9 million. Same store sales represent a comparison of store sales between corresponding full periods.

       Gross profit for the 1996 period was $49.8 million, or 38.9% of sales, compared with $52.9 million, or 40.3% of sales, for the 1995 period. The 6.0% decrease in gross profit was attributable primarily to lower sales, together with reduced purchasing incentives received from suppliers due to the curtailment of new store openings. Additionally, distribution costs increased as a percent of sales due to the decline in sales volumes.

       Operating, selling, general and administrative expenses for the period increased by $0.4 million, or 1.3% as a percent of sales, over the 1995 period, primarily due to higher costs associated with the Company's continued investment in information technology and the lower sales, resulting in these costs increasing as a percent of sales. Operating, selling, general and administrative expenses increased as a percent of sales to 37.0% in the 1996 period from 35.7% in the 1995 period.

       Operating income in the 1996 period of $2.4 million, or 1.9% of sales, decreased by $3.5 million, or 58.6%, from the prior year levels of $6.0 million, or 4.6% of sales, due to the factors discussed previously.

       Interest expense was $2.1 million, or 1.6% of sales compared to $1.9 million or 1.5% of sales for 1995 because of higher interest rates during the period.

       The Company's effective income tax rate changed to (105)% of the pre-tax loss, as compared to 37.2% of 1995 net income. The increase resulted from a decrease in pre-tax income that increases the impact of the amortization of cost in excess of net assets acquired, which is a permanent book-tax difference.

       Net loss of $0.2 million, or 0.2% of sales, was less than the 1995 income level of $2.2 million, or 1.7% of sales, due to factors previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's operating activities before non-cash charges for depreciation and amortization during 1996 provided net cash of $2.9 million. Investing activities utilized $2.4 million of cash, principally related to the Company's capital expenditures. Financing activities provided $1.6 million of cash, principally resulting from net borrowings under the Company's credit agreement.

       During the first six months of 1996, the Company remodeled two stores. The Company has financed its growth through a combination of internally generated funds, bank borrowings, sale and lease back transactions, and issuance of common stock. Capital expenditures were $2.5 million during the first six months of 1996 compared to $11.8 million for the same period of 1995.

       The Company does not expect to open any stores during 1996. The Company does plan to remodel or relocate approximately four additional stores prior to the end of 1996. Planned capital expenditures for the remainder of 1996, including those associated with remodels, relocations and conversions will be approximately $2.6 to $3.8 million before sale and lease back and direct lease transactions.

       Inventories have increased $3.0 million since December 31, 1995. This is primarily a result of an increase in existing store and distribution center inventories to allow for a seasonal buildup of air conditioning products. Average Company inventories per store, including distribution center inventories, at the end of June 30, 1996 were approximately $515,000 compared to approximately $499,000 at December 31, 1995.

       The Company's existing Credit Agreement contains covenants relating to the Company's working capital, net worth, leverage, liquidity and certain acquisitions. For a more detailed description of the Company's credit facilities, see the Notes to Consolidated Financial Statements. The Company funds its capital and liquidity needs through existing working capital, cash flows from operations, bank borrowings and sale and lease back of retail properties.

       On March 21, 1996, the Company entered into a new Credit Agreement with its existing bank lenders. The new Credit Agreement provides for a borrowing base of up to $60.0 million of availability under a revolving credit facility, which matures July 1, 1997, with annual renewals at the option of the Company and the lenders. Additionally, the credit availability is limited to 60% of the value of saleable inventory and 75% of accounts receivable and is secured by all inventories and receivables. Commencing October 1, 1996, the borrowing base will be an amount equal to the sum of 75% of accounts receivable plus 60% of the value of inventory in the Company's distribution centers and 50% of store inventories. The borrowings may be priced, at the Company's option, at the lenders' prime rate, London Interbank Offered Rates (LIBOR) plus 2.25%, or Certificates of Deposit rates plus 2.375%, subject in each case to adjustment under certain circumstances. The Company pays a commitment fee of 3/8 of 1% per annum (also subject to adjustment under certain circumstances) on all unused portions of the credit facility. Loan covenants relate to the Company's working capital, net worth, leverage, liquidity, acquisitions and restrict capital expenditures to $5.0 to $6.2 million for 1996 (depending on the Company's ratio of Debt Service Cash Flow to Total Debt Service as those terms are defined in the Credit Agreement) and $2.5 million for the six months ended June 30, 1997. The Company was in compliance with all the covenants of its Credit Agreement as of June 30, 1996, and has continuously been in compliance with all the covenants of its previous credit agreement, as amended, throughout 1995. At June 30, 1996, $14.7 million of retained earnings were unrestricted by the loan covenants.

       The existing Credit Agreement expires according to its terms on July 1, 1997. The Company has commenced discussions with selected financial institutions for the purpose of replacing the existing Credit Agreement with a new credit facility prior to October 15, 1996. However, no assurance can be provided that the existing facility will be replaced.

       The Company believes that existing working capital, cash flows from operations, bank borrowings and sale and lease back of retail properties will be sufficient to fund both capital and liquidity needs for the foreseeable future.

       The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the note payable to a bank is priced based upon a floating rate.

       The Company accepts payment for sales by cash, including checks and major credit cards, and offers accounts to commercial customers.


SEASONALITY

       The Company's business is seasonal in nature, with store sales and profits historically running higher in the second and third quarters (April through September) of each year than in the Company's first and fourth quarters. Sales and net income for the combined second and third quarters of 1995 were 54.6% and 130.0% of annual sales and net income, respectively. The Company's business is also influenced by weather conditions. Weather extremes tend to enhance sales by causing a higher incidence of parts failure, and thus increasing sales of seasonal products. Rainy weather, however, tends to reduce sales by causing deferral of elective maintenance.

INSURANCE

 The Company maintains insurance for on the job injuries to its associates and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1996 Annual Meeting of Stockholders of the Company was held on May 14, 1996. At such meeting, each of the following persons listed below, all of whom were incumbent directors, were re-elected to the Board of Directors of the Company for a term ending at the Company's 1997 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name:

        NAME OF DIRECTOR                     NUMBER OF VOTES CAST
    ---------------------       -----------------------------------------------
                                                            BROKER
                                  FOR          WITHHELD    NON-VOTE     ABSTAIN
                                ---------      --------    --------     -------
    Richard C. Adkerson         9,521,339      112,030       0             0
    Richard Q. Armstrong        9,521,039      112,330       0             0
    Charles P. Durkin, Jr.      9,521,788      111,581       0             0
    E. James Lowrey             9,520,839      112,530       0             0
    Edward T. Story, Jr.        9,520,839      112,530       0             0
    T. Michael Young            9,515,514      117,855       0             0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              Exhibit 11.1         Schedule of Computation of Earnings Per Share

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Hi-Lo Automotive, Inc.



Date: August 14, 1996              /s/ T. MICHAEL YOUNG
                                       T. Michael Young Chairman of the Board,
                                       President and Chief Executive Officer


Date: August 14, 1996              /s/ GARY D. WALTHER
                                       Gary D. Walther
                                       Vice President-Finance and
                                       Chief Financial Officer


Date: August 14, 1996              /s/ DALE F. BRIDGES
                                       Dale F. Bridges
                                       Controller and
                                       Chief Accounting Officer

                             HI-LO AUTOMOTIVE, INC.
                                INDEX TO EXHIBITS
                              PURSUANT TO ITEM 601
                                OF REGULATION S-K


 EXHIBIT                                                           SEQUENTIALLY
 NUMBER                                                            NUMBERED PAGE
- ---------                                                          -------------
 11.1         Schedule of Computation of Earnings Per Share             16