Form 10-Q
period 1996-09-30
HI LO AUTOMOTIVE INC /DE
filed 1996-11-14
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


        There were 10,756,350 shares outstanding of the issuer's only class of common stock as of November 13, 1996.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                           FORM 10-Q TABLE OF CONTENTS
                               SEPTEMBER 30, 1996

Part I - FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements and Notes.................... 3

        Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10


Part II - OTHER INFORMATION

        Item 1.Not Applicable

        Item 2.Not Applicable

        Item 3.Not Applicable

        Item 4.Not Applicable

        Item 5.Not Applicable

        Item 6.Exhibits and Reports on Form 8-K...............................15

SIGNATURE  PAGE...............................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                          1996         1995
                                                                        -------      --------
                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 Cash................................................................   $    374     $  1,800
 Accounts receivable -
   Trade, net of allowance for doubtful accounts of $930 and $1,459..     7,013         5,685
   Other.............................................................     2,526         4,118
 Inventories.........................................................    99,766        96,900
 Prepaids and other assets...........................................     7,182         3,532
                                                                        -------      --------
        Total current assets.........................................   116,861       112,035

PROPERTY AND EQUIPMENT, net..........................................    33,310        47,823
INTANGIBLE ASSETS AND OTHER..........................................     1,189        39,115
                                                                        -------      --------
                                                                        $151,360     $198,973


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt................................       748           742
 Accounts payable and accrued liabilities............................    40,071        32,901
                                                                        -------      --------
          Total current liabilities..................................    40,819        33,643

LONG-TERM  DEBT, net of current maturities...........................    45,569        44,132
DEFERRED INCOME TAXES PAYABLE AND OTHER..............................     3,899         8,220

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued......................................................        --            --
  Common stock, $.01 par value, 30,000,000 shares authorized, 10,756,350 and
    10,756,350 shares issued and outstanding.........................       108           108
  Additional paid-in capital.........................................    68,277        68,277
  Retained earnings..................................................    (7,312)       44,593
                                                                        --------     --------
       Total stockholders' equity....................................    61,073       112,978
                                                                        -------      --------
                                                                        $151,360     $198,973

                        See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     Quarter Ended              Nine Months Ended
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                  1996           1995          1996          1995
                                                ---------     ---------      --------      ---------
 Sales........................................  $  64,396     $  72,198      $192,323      $ 203,430

 Costs and expenses:

 Cost of goods sold, buying and
  distribution................................     44,665        44,557       122,822        122,856

 Operating, selling,
  general and administrative..................     28,406        24,950        75,690         71,882

Provision for asset impairment and
  store closings..............................     51,352            --        51,352             --
                                                ---------     ---------      --------      ---------

Operating income (loss).......................    (60,027)        2,691       (57,541)         8,692

 Interest expense.............................      1,085         1,157         3,161          3,060

 Other expense, net...........................        184           374           714            911
                                                ---------     ---------      --------      ---------

Income (loss) before taxes (benefit) on income
  (loss)......................................    (61,296)        1,160       (61,416)         4,721

 Taxes (benefit) on income (loss).............     (9,637)          524        (9,511)         1,847
                                                ----------    ---------      ---------     ---------

Net income (loss).............................  $ (51,659)    $     636      $(51,905)     $   2,874
                                                ==========    =========      =========     =========

 Net income (loss) per common and common
 equivalent share.............................  $   (4.80)    $     .06      $  (4.83)     $     .27
                                                ==========    =========      =========     =========

 Weighted average common and common
 equivalent shares outstanding................  10,756,000    10,753,000     10,756,000    10,755,000

                           See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                   ADDITIONAL
                                  COMMON STOCK         PAID-IN    RETAINED
                                SHARES      AMOUNT     CAPITAL    EARNINGS

Balance, December 31, 1994...  10,732,606   $ 107      $68,164    $42,905

Issuance of common stock.....     23,744        1         113         --

Net income...................         --       --          --      1,688
                               ---------    -----      ------     ------

Balance, December 31, 1995...  10,756,350   $ 108      $68,277    $44,593

Net (loss)...................         --       --          --     (51,905)
                               ---------    -----      ------     --------

Balance, September 30, 1996..  10,756,350   $ 108      $68,277    $(7,312)
                               ==========   =====      =======    ========

                        See Notes to Consolidated Financial Statements

                            HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         1996        1995
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ................................................   $(51,905)   $  2,874
                                                                       --------    --------
  Adjustments to reconcile net income (loss) to cash provided by operating activities -
      Depreciation and amortization ................................      5,272       4,992
      Cost in excess of assets acquired ............................     37,668        --
      Provision for impairment of assets and other .................     21,774        --
      Deferred tax provision .......................................     (7,932)        719
      Gain on sale of fixed assets .................................        (17)        (27)
      Changes in assets and liabilities -
        Accounts receivable, net of allowances for doubtful accounts       (525)     (1,459)
        Inventories ................................................     (5,671)    (15,982)
        Prepaids and other assets ..................................        540        (245)
        Accounts payable and other accrued liabilities .............      3,559      14,400
        Income taxes payable (receivable) ..........................     (2,032)        145
                                                                       --------    --------
          Total adjustments ........................................     52,636       2,543
                                                                       --------    --------
            Net cash provided by operating activities ..............        731       5,417
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................     (3,551)    (12,014)
  Proceeds from sale and lease back of real estate .................       --         9,071
  Proceeds from the sale of fixed assets ...........................         20          36
  Payments for acquisitions, net of cash acquired ..................       --        (2,575)
                                                                       --------    --------
            Net cash used in investing activities ..................     (3,531)     (5,482)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from indebtedness .......................................      1,374         645
  Proceeds from issuance of stock ..................................       --            16
                                                                       --------    --------
            Net cash provided by financing activities ..............      1,374         661
                                                                       --------    --------

INCREASE (DECREASE) IN CASH ........................................     (1,426)        596
CASH AT BEGINNING OF PERIOD ........................................      1,800       1,034
                                                                       --------    --------
CASH AT END OF PERIOD ..............................................   $    374    $  1,630
                                                                       ========    ========

                        See Notes to Consolidated Financial Statements

                            HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)

A.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ending September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference should be made to the annual consolidated financial statements and notes thereto for the year ending December 31, 1995.

        Balance sheet information for December 31, 1995, has been derived from the 1995 annual audited financial statements.

        The Company costs its inventory on the last-in, first-out (LIFO) method. Had the first in, first out (FIFO) inventory costing method been used, inventories would have been equal to the LIFO balance at December 31, 1995 and 1994; and March 31, 1996 and 1995; and June 30, 1996 and 1995; and September 30, 1996 and 1995.

B.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Net income per common and common equivalent share is based on the weighted average number of common shares outstanding and assumes exercise of outstanding options for Common Stock which are dilutive, using the treasury stock method.

C.  DEBT

  BORROWINGS

        Debt consisted of the following (in thousands):
                                                                   SEPTEMBER 30,
                                                                       1996
                                                                     ---------
    Note payable to a bank.......................................    $  44,000
    Long-term debt...............................................        2,053
    Capital lease obligations....................................          264
                                                                     ---------
                                                                        46,317
    Less - Current maturities....................................          748
                                                                     ---------
                                                                     $  45,569

At September 30, 1996, the weighted average interest rate on the note payable to a bank was 7.7%.

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

        At September 30, 1996, the Company had $44.0 million outstanding under its $60.0 million credit agreement with certain commercial banks and total unutilized bank credit facilities of approximately $14.7 million.

        On October 23, 1996, the Company entered into a new financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts made under the Company's prior credit facility. The new financing agreement provides for a borrowing base of up to $60.0 million of availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Additionally, the credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable and is secured by all inventories, receivables and fixed assets. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures to $6.0 million for 1996, $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restricts operating lease payments to $16.0 million per annum through 1999. The Company is in compliance with this new loan agreement as of September 30, 1996.


D.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      1996        1995
        Cash paid during the period for:
               Interest............................  $3,067      $3,048
               Income taxes........................  $   --      $1,039

E.  STOCKHOLDERS' EQUITY

        The Board of Directors and the Company's Stockholders approved the Hi-Lo Automotive, Inc. 1990 Stock Option and 1991 Associate Stock Purchase Plans, as amended. The Stock Option Plan reserves 1,400,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At September 30, 1996, options for 1,193,266 shares were outstanding, 39,723 shares had been exercised, 514,577 shares had been canceled and 167,011 shares were available for issuance.

        Under the Stock Purchase Plan, each eligible employee has the right to purchase shares as determined by the Plan formula. As of September 30, 1996, of the 175,000 shares of the Company's Common Stock reserved for issuance under this Plan, 113,511 shares had been issued and 61,489 shares of the Company's Common Stock remained reserved for issuance.

Preferred Share Purchase Rights

        On August 23, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan to help assure that all of the Company's stockholders receive fair and equal treatment in the event of a proposed take over of the Company. The Rights Plan was effected by issuing one preferred share purchase right for each outstanding share of common stock. These rights are not currently exercisable and will become exercisable only upon the occurrence of specified events related to a change in control of the Company. When exercisable, each right will entitle the holder to purchase 1/1000 of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $14.00 per right.
The rights expire on September 2, 2006, unless extended or redeemed.

F. IMPAIRMENT OF ASSETS

        In the Third Quarter of 1996, the Company recognized an impairment charge of $37.7 million, with no associated tax benefit, related to goodwill from acquisitions since 1987. Additionally, the Company recognized a charge of $13.7 million for future store closings, the impairment of certain assets in under performing stores and of certain assets at the Company's distribution center, and liquidation of real estate previously held for future expansion. The Company has experienced intense competition for its products which has resulted in a decline in sales and in operating losses through the first nine months of 1996. In the Third Quarter 1996, after continued erosion of its sales, the Company concluded that no short term recovery would be made in sales volume or operating profits without significant changes in the marketplace. Based on current industry trends and the Company's operating environment, the Company does not anticipate significant changes to this trend. Hence, the Company recorded a write off of all goodwill, a reserve for costs to close certain stores and write downs of the cost of real estate held for future expansion, certain store assets and certain assets at the Company's distribution center.

        In determining the amount of the asset write offs and impairment charges, the Company developed its best estimate of future operating cash flows. Future cash flows, excluding interest charges, were discounted using an estimated 8.0% discount rate. Sales were estimated to increase 2.0% annually, and operating expenses were held constant as a percent of sales. These projections resulted in discounted cash flows which support the amounts recorded.

        Undiscounted cash flows were compared to the carrying value of the assets to determine if an impairment has occurred. Based upon the 8.0% discount rate, 2.0% sales growth and other appropriate estimates in determining cash flows, the Company was able to value certain store fixed assets and certain assets at the distribution center at their estimated market values. Store closing reserves represent estimated costs to be incurred as a result of closing approximately 11 stores. The store costs are for future occupancy costs and leasehold improvements. The real estate held for future expansion was written down to its estimated market value.

        These analyses contain forward-looking information that involve a number of risks, uncertainties and assumptions, including, but not limited to customer demand and trends in the auto parts, products and accessories industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point of sales systems, parts catalogs, supply constraints or difficulties and the results of financing efforts. Should one or more of these or other risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes could vary materially.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks, uncertainties, and assumptions including, but not limited to, customer demand and trends in the auto parts, products and accessories industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point-of-sale systems, parts catalogs, supply constraints or difficulties, and the results of financing efforts. Should one or more of these or other risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes could vary materially.

        Store openings by the Company and certain competitors of the Company have contributed to the decline in the Company's operating results. The Company's new store openings during the past several years were generally in markets where existing national competitors already have and/or are opening stores. Certain national competitors have also continued to open new stores in Hi/LO's existing markets. Management believes that the markets in which it operates will continue to see increasing competition for the foreseeable future. New store competition may have a significant impact on sales of the Company's nearby stores. Future successful financial results are dependent upon the Company's ability to compete effectively with these national competitors.

        Primarily, as a result of the continuing increase in competition, the Company has reported declining quarterly net income since the Fourth Quarter of 1994. A net loss was reported by the Company in two of the four quarters included in the twelve month period ended June 30, 1996 and for the nine months ended September 30, 1996. The Company also incurred a net loss in the Third Quarter of 1996 before recording expected one time charges in the pre-tax amount $59.4 million.

        In the Third Quarter of 1996, the Company recorded a $37.7 million charge to write off its goodwill. Cash flow projections prepared by the Company indicate that it will not be able to realize its goodwill through future operations due to the factors discussed above. In addition, the Company has recorded $13.7 in charges for future store closings, the impairment of certain fixed assets in under performing stores and of certain assets at the Company's distribution center, and the liquidation of real estate held for future store expansion.

        In addition, the Company recorded to cost of goods sold, buying and distribution, $3.8 million in write downs of certain inventory items and $4.3 million to operating, selling, general and administrative expenses.

        To respond to increased competition, the Company is remodeling older stores located near recently opened competitor stores, improving customer service, reducing operating, selling, and general and administrative costs when appropriate, and continues to improve distribution efficiencies. The Company also identified 11 under performing stores which it will close within one year. These initiatives are being supported by changes in product assortment, including more high quality product offerings and increased sales and marketing efforts in the commercial markets. Additionally, the Company has no plans to open new stores during 1996, but will focus on the performance of its existing stores and avoid the near term adverse impact on profitability associated with new stores, due to the fact that they are generally unprofitable during their first year of operation. The commercial program is also being streamlined and consolidated including the outsourcing of commercial delivery in many locations.

        The Company sells automotive aftermarket parts, products and accessories to retail and commercial customers in Texas, Louisiana and California. During the Third Quarter of 1996, the Company closed two stores, reducing its total store count to 192.

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

                                            QUARTER ENDED    NINE MONTHS ENDED    PERCENTAGE CHANGE
                                            SEPTEMBER 30,      SEPTEMBER 30,     QUARTER  NINE MONTHS
                                           1996      1995     1996      1995
                                          -------   -------  -------   -------
Sales ................................     100.0%    100.0%    100.0%    100.0%   (10.8)%    (5.5)%
Cost of sales ........................      69.4      61.7      63.9      60.4      0.2      --
                                          -------   -------  -------   -------
Gross profit .........................      30.6      38.3      36.1      39.6    (28.6)    (13.7)
Operating, selling, general
 and administrative expenses .........      44.1      34.6      39.3      35.3    (13.9)      5.3
Provision for asset impairment
  and store closings .................      79.7      --        26.7      --     (100.0)   (100.0)
                                          -------   -------  -------   -------
Operating income .....................     (93.2)      3.7     (29.9)      4.3        *         *
Interest expense .....................       1.7       1.6       1.6       1.5     (6.2)      3.3
Other expense, net ...................       0.3       0.5       0.4       0.5    (50.8)    (21.6)
                                          -------   -------  -------   -------
Income (loss) before taxes
   (benefit) .........................     (95.2)      1.6     (31.9)      2.3        *         *
Taxes (benefit) on income (loss)           (15.0)      0.7      (4.9)      0.9        *         *
                                          -------   -------  -------   -------
Net income (loss) ....................     (80.2)%     0.9%    (27.0)%     1.4%       *         *
                                          =======   =======  =======   =======

*      NOT MEANINGFUL

THREE MONTHS ENDED SEPTEMBER 30, 1996 (THIRD QUARTER) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        Sales decreased by $7.8 million, or 10.8%, from the comparable 1995 quarter. The decrease was due primarily to same store sales decreases of $7.9 million, or 11.5% of sales, partially offset by new and acquired store sales increases of $0.2 million. Same store sales represent a comparison of store sales between corresponding full periods. At the end of the Third Quarter of 1996, the Company had 192 stores in operation compared to 194 at the end of the Third Quarter of 1995.

        Gross profit was $19.7 million, or 30.6% of sales, compared with $27.6 million, or 38.3% of sales, for the Third Quarter of 1995. The 28.6% decrease in gross profit dollars was attributable to lower sales together with lower purchase volumes compared to 1995, resulting in reduced product volume growth incentives from the Company's suppliers because the Company has curtailed its store growth and in distribution costs increasing as a percent of sales due to declining sales volume. In addition, the Company recorded an expense of $3.8 million related to specific items in inventory that were discontinued, obsolete or previously stated at cost, cost is in excess of the current net realizable value of these inventory items.

        Operating, selling, general and administrative expenses for the period increased by $3.5 million, or 9.5% as a percent of sales, over the 1995 period, primarily due to a $4.3 million charge related to store costs and higher costs associated with the Company's continued investment in information technology. The lower sales volume resulted in these costs increasing as a percent of sales. Operating, selling, general and administrative expenses increased as a percent of sales to 44.1% in the period from 34.6% in the 1995 period.

        A provision for asset impairment and store closings of $51.4 million was recorded in the quarter. The $51.4 million provision for asset impairment and store closings includes $37.7 million of intangibles, primarily cost in excess of net assets acquired (goodwill), and a $13.7 million charge for store closings, write off of certain store fixed assets and of certain assets of the Company's distribution center, and liquidation of real estate previously acquired for future expansion.

        The Operating loss for the quarter was $60.0 million compared to operating income of $2.7 million, or 3.7% of sales, in the Third Quarter of 1995 as a result of the factors discussed above.

        Interest expense was $1.1 million, or 1.7% of sales, compared to $1.2 million, or 1.6% of sales, for the Third Quarter of 1995.

        The Company's effective income tax (benefit) rate was (15.7)% of the pre-tax loss compared to a provision of 45.2% of pre-tax income for the Third Quarter of 1995. The relatively small tax benefit as a percent of pre-tax income is a result of $37.7 million of the provision for asset impairment being related to costs in excess of assets acquired. The Company will not receive a tax benefit from writing off these costs in excess of assets acquired as they are not deductible for Federal income taxes. The 45.2% expense as a percent of pre-tax income in the Third Quarter of 1995 was primarily as a result of decrease in pre-tax income that increased the impact of the amortization of costs in excess of net assets acquired, which is a permanent book-tax difference.

        Net loss of $51.7 million compares to net income of $0.6 million, or 0.9% of sales, in the Third Quarter of 1995, due to the reasons previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1996 (PERIOD) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Sales for the 1996 period of $192.3 million decreased by $11.1 million, or 5.5%,from the $203.4 million for the comparable period in 1995. The decrease resulted from same store sales decreases of 7.5% of sales and was partially offset by new and acquired store sales increases. Same store sales represent a comparison of store sales between corresponding full periods.

        Gross profit for the 1996 period was $69.5 million, or 36.1% of sales, compared with $80.6 million, or 39.6% of sales, for the 1995 period. The 13.7% decrease in gross profit was attributable primarily to lower sales, together with reduced purchasing incentives received from suppliers due to the curtailment of new store openings, and distribution costs increasing as a percent of sales due to the decline in sales volumes. Additionally, the Company recorded a charge of $3.8 million to cost of goods sold as a result of valuing certain inventories at their realizable values which are less than original costs.

        Operating, selling, general and administrative expenses for the period increased by $3.8 million, or 4.0% as a percent of sales, over the 1995 period, primarily due to a $4.3 million charge related to store costs and increased expenses associated with the Company's continued investment in information technology and lower sales, resulting in these costs increasing as a percent of sales. Operating, selling, general and administrative expenses increased as a percent of sales to 39.3% in the 1996 period from 35.3% in the 1995 period.

        A provision for asset impairment and store closings of $51.4 million was recorded in the quarter. The $51.4 million provision for asset impairment and store closings includes $37.7 million of intangibles, primarily cost in excess of net assets acquired (goodwill), and a $13.7 million charge for store closings, write off of certain store fixed assets and of certain assets of the Company's distribution center, and liquidation of real estate previously acquired for future expansion.

        The operating loss in the 1996 period of $57.5 million compared to operating income of $8.7 million, or 4.3% of sales during the 1995 period due to the factors discussed previously.

        Interest expense was $3.2 million, or 1.6% of sales compared to $3.1 million or 1.5% of sales for 1995 because of higher interest rates during the period.

        The Company's effective income tax (benefit) was (15.5)% of the pre-tax loss, as compared to a provision of 39.1% of pre-tax income for the 1995 period. The relatively small tax benefit as a percent of the pre-tax loss is a result of $37.7 million of the provision for asset impairment being related to costs in excess of assets acquired. The Company will not receive a tax benefit from writing off these costs in excess of assets acquired as they are not deductible for Federal income tax purposes. The 39.1% expense as a percent of pre-tax income for the 1995 period resulted from a decrease in pre-tax income that increases the impact of the amortization of cost in excess of net assets acquired, which is a permanent book-tax difference.

        The net loss of $51.9 million, was less than 1995 net income of $2.9 million, or 1.4% of sales, due to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities during 1996 provided net cash of $0.7 million. Investing activities utilized $3.5 million of cash, principally related to the Company's capital expenditures. Financing activities provided $1.4 million of cash, principally resulting from net borrowings under the Company's credit agreement(s).

        Inventories have increased $5.7 million since December 31, 1995. This is primarily a result of an increase in existing store and distribution center inventories to allow for seasonal buildups. Average Company inventories per store, including distribution center inventories, at the end of September 30, 1996, were approximately $520,000 compared to approximately $499,000 at December 31, 1995.

        The Company's primarily capital requirements during 1996 have been for store remodelings, relocations and to improve the reliability of the Company's business systems. Capital expenditures which principally related to store remodelings, were $3.6 million in 1996 compared to $12.0 million for the same period of 1995. The Company has remodeled four stores during the nine months ended September 30, 1996. The Company has financed its growth through a combination of internally generated funds, bank borrowings, sale and lease back transactions, and issuance of common stock. Most of the Company's store sites are leased.

        At September 30, 1996, the Company had $44.0 million outstanding under its $60.0 million credit agreement with certain commercial banks and total unutilized bank credit facilities of approximately $14.7 million.

        On October 23, 1996, the Company entered into a new financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts made under the Company's prior credit facility. The new financing agreement provides for a borrowing base of up to $60.0 million of availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Additionally, the credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable and is secured by all inventories, receivables and fixed assets. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures to $6.0 million for 1996, $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restricts operating lease payments to $16.0 million per annum through 1999. The Company is in compliance with this new loan agreement as of September 30, 1996.

        The Company evaluates all capital expenditures on a case by case basis to determine whether such expenditures are prudent under current market conditions. The Company does not expect to open any stores during 1996. The Company does plan to remodel or relocate approximately two additional stores prior to the end of 1996. Planned capital expenditures for the remainder of 1996, including those associated with remodels, relocations and conversions will be approximately $1.5 to $2.5 million before sale and lease back and direct lease transactions.

        The Company believes that existing working capital, cash flows from operations, bank borrowings, sale lease back of retail properties and the issuance of Common Stock for selected acquisitions will be sufficient to fund both capital and liquidity needs of the Company for the foreseeable future.

        The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the financing is priced based upon a floating rate.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               Exhibit  10.1 Financing Agreement among Registrant's
                             operating Subsidiary, Hi-Lo Auto Supply, L.P., and the lender named therein, dated as of October 23, 1996, and Registrant's Guaranty relating thereto dated as of October 23, 1996.

               Exhibit  11.1 Schedule of Computation of Earnings Per Share

       (b)     Reports on Form 8-K

               A Current Report dated August 30, 1996, was filed with the Commission to report under Item 5 "Other Events" that on August 23, 1996, the Board of Directors of the Registrant declared a dividend, payable to the Registrant's stockholders of record on September 3, 1996, of a preferred share purchase right (a "Right") for each outstanding share of the Registrant's Common Stock. The terms of the Right were also described therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Hi-Lo Automotive, Inc.



Date:
November 14, 1996                              /s/ T. Michael Young
                                                   T. Michael Young
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer

Date:
November 14, 1996                              /s/ Gary D. Walther
                                                   Gary D. Walther
                                                   Vice President-Finance and
                                                   Chief Financial Officer

Date:
November 14, 1996                              /s/ Dale F. Bridges
                                                   Dale F. Bridges
                                                   Controller and
                                                   Chief Accounting Officer