Form 10-K405
period 1996-12-31
HI LO AUTOMOTIVE INC /DE
filed 1997-03-28
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-10823

                             HI-LO AUTOMOTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           DELAWARE                                           76-0232254
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                    2575 WEST BELLFORT, HOUSTON, TEXAS 77054
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 663-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                       WHICH REGISTERED
Common Stock, ($.01 par value)                         New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 10,409,556 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors or 10% stockholders) was $36,433,446, based on the last sales price of the Common Stock on March 18, 1997, as reported on the New York Stock Exchange.

     The number of shares of Common Stock outstanding as of March 18, 1997, was 10,775,109.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement for the Registrant's annual stockholders' meeting to be held May 20, 1997, are incorporated by reference into Part III.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Hi-Lo Automotive, Inc., sells automotive aftermarket parts, products and accessories for domestic and imported cars, vans and light trucks to do-it-yourself ("DIY") consumers and commercial auto repair outlets. DIY consumers purchase parts, products and accessories and perform their own installation and maintenance. Commercial repair outlets include professional mechanics, auto repair shops, auto dealers, fleet owners, and mass and general merchandisers with auto repair facilities that perform installation and maintenance work for a fee. Hi/LO stores do not sell tires or perform automotive repairs or installations.

     Since the opening of the first Hi/LO store in the late 1950s, Hi/LO has targeted the DIY consumer by offering a large selection of repair and replacement parts, friendly customer service and high quality parts at low, discount prices. In recent years, Hi/LO has upgraded its retail marketing effort by undertaking a store modernization program, standardizing its merchandising layouts and store signage, and introducing Company-wide sales promotion programs targeted at the DIY consumer. The DIY market segment accounted for approximately 65% of the Company's 1996 sales.

     Although Hi/LO stores have always served commercial customers, the Company initiated a formal commercial sales program in 1989 to increase such sales. As a result, the Company's participation in the commercial segment of the automotive aftermarket has changed from a retail-related walk-in business to a delivery-oriented commercial business. Sales to the commercial market segment accounted for approximately 35% of the Company's 1996 sales.

     In early 1992, the Company adopted an everyday low price strategy to strengthen its reputation with DIY customers as a price leader. To support its strategy, the Company regularly reviews its vendor relationships to evaluate and compare price, quality and service, and, as appropriate, may change vendors.

     At December 31, 1996, the Company had 191 stores, 71 located in the greater Houston metropolitan area, 33 in the Dallas/Fort Worth area, 10 in the Austin area, 8 in San Antonio, 44 located in other cities and communities in Texas, 17 located in Louisiana, and 8 located in Southern California. The Company closed 3 stores during 1996, 2 in the Houston metropolitan area and 1 in San Antonio.

     The following table sets forth the Company's store activities during the past five years:

                             1996              1995             1994              1993             1992
                             ----              ----             ----              ----             ----
     Beginning stores......   194               178               150              129               114
     New stores............     -                 8                20               21                15
     Acquired stores.......     -                 8                 8                -                 -
     Closed stores.........     3                 -                 -                -                 -
     Ending stores.........   191               194               178              150               129

     In order to concentrate on increasing profitability, the Company opened no new stores in 1996, and closed three underperforming stores. New stores generally record a net loss their first year and, accordingly, reduce earnings during that year. The Company recognizes that growth is dependent upon its ability to open and operate profitable new stores. The Company's expansion strategy continues to focus on adding or acquiring stores (i) in strategic locations in Hi/LO's largest market, the greater Houston metropolitan area, (ii) in other metropolitan areas and communities that it currently serves and (iii) in new markets contiguous to those served by Hi/LO stores. The Company expects to open two to five new stores during 1997 and close six to ten underperforming stores.

     In order to increase its distribution capability, the Company expanded its distribution center in Houston by adding approximately 97,200 square feet during 1994.

     As used herein, the terms "Hi/LO" and the "Company" refer to Hi-LO Automotive, Inc., its operating subsidiary, Hi-Lo Auto Supply, L.P., and its other subsidiary and predecessor companies, unless the context otherwise requires.

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

BUSINESS STRATEGY

     Hi/LO's strategy is to serve both the DIY and commercial market segments of the automotive aftermarket through its store network. By serving both market segments through its stores, the Company is able to serve a larger customer base at its stores. As a result, greater store productivity can be attained and a more extensive product selection maintained at the stores. The Company believes its business strategy positions it to sell replacement parts, whether the repair is performed by the DIY consumer or the professional mechanic, reducing the sensitivity of the Company's sales to shifts in demand between the two segments.

     The Company believes that additional benefits result from serving both market segments. In the DIY segment, the Company has found that the product knowledge gained by its associates from serving the more technically-oriented commercial customers has improved their handling of overall product selection. In the commercial segment, the Company believes that the merchandising capabilities resulting from serving the DIY segment enable it to market its products to commercial customers more effectively than traditional commercial suppliers.

     The Company's business strategy is supported by the following key merchandising and marketing elements:

         SELECTION. Company stores generally carry 15,000 to 30,000 Stock Keeping Units ("SKUs"), depending on store size and location. An additional 50,000 SKUs are available from the Company's distribution center. In total, the Company stocks approximately 80,000 SKUs, reflecting primarily a larger selection of repair or replacement "hard parts" than most of its retail competitors. As a result of its broad product selection, the Company believes it has established a reputation with its customers as being more likely than its competitors to have in stock the parts requested by the customer.

         EVERYDAY LOW PRICES. Hi/LO has an everyday low price strategy. The Company seeks to maintain retail prices that are comparable to those of its major retail competitors and to maintain commercial (delivered) prices comparable to or below those of its major commercial competitors. Hi/LO supplements its everyday low price strategy with special promotional pricing on selected products. To assure DIY consumers of its competitive prices, Hi/LO maintains a "match any price" policy. In addition, the Company's commercial customers are offered reduced prices on hard parts based on the volume of sales to those customers. The Company's pricing strategy is communicated to customers through newsprint, radio and television advertising, as well as in-store promotional signage and displays designed to highlight the Company's everyday low price strategy.

         AVAILABILITY. To assure superior parts availability at the store level, the Company makes regularly scheduled deliveries to all stores at least once each week from its distribution center in Houston, Texas. To meet customers' product requests, special order deliveries are made as often as twice a day, Monday through Saturday, to most of the Company's greater Houston metropolitan area stores, and usually by the next day to other Hi/LO stores. Commercial customers are serviced through store-based delivery trucks that generally make deliveries from in-store inventories in less than 60 minutes after receipt of an order.

         KNOWLEDGEABLE ASSOCIATES. Hi/LO emphasizes customer service, technical knowledge and experience in its store associates, who are trained to be professional, courteous and responsive to customers. The Company seeks to hire store sales associates with prior auto parts experience. Customer service is enhanced through the use of a computerized point-of-sale system that assists store associates in selecting the correct parts for customers' needs and in recommending other related parts and products.

STORE OPERATIONS

     Hi/LO stores are generally located on or near major traffic arteries and offer ample parking and easy customer access. Forty-four of the Company's stores in operation on December 31, 1996, were located in multi-tenant facilities, and 147 were freestanding. The Company bases site selection on demographic data, including population density, vehicle traffic counts, and number and type of auto repair facilities located within a three to five mile radius. Current and anticipated competition is also evaluated. To date, the Company has encountered no significant difficulties in locating suitable store sites.

     The Company's stores generally range in size from approximately 5,000 square feet to 17,000 square feet (averaging approximately 8,300 square feet) of ground floor space, including selling, office, stockroom and receiving areas. Many Hi/LO stores contain an additional second floor or mezzanine area. The Company believes the square footage of its stores is larger than many of its retail competitors' auto parts stores and enables Hi/LO to stock a broader selection of "hard parts."

     Over the past five years, the Company has remodeled 26 stores and relocated 10 stores. The Company plans to continue to remodel or relocate its stores as needed on an ongoing basis.

     Although store layout varies slightly among stores based on the physical facilities, emphasis at each store is placed on a clean, bright and well-organized appearance. Exterior and interior signage is highly visible in contrasting yellow and black, and all store associates wear attractive Hi/LO uniforms. Merchandise is displayed in a manner designed to provide ready customer access and to draw the customer through the store. High turnover products and accessories generally are positioned to encourage impulse purchases. In all stores, accessories, maintenance and appearance products are displayed on gondolas using a "plan-o-gram" system to provide uniform and consistent merchandise presentation. Aisle and counter displays are generally used to feature high demand seasonal merchandise, new items and advertised specials. Hi/LO stores offer free testing of starters, alternators and batteries and a liberal policy on returns. Most stores also make available tools and technical manuals and provide minor machining services in order to assist DIY customers in repairing their vehicles.

     The Company considers customer relations and the product knowledge of store associates to be critical to its marketing approach and in developing customer loyalty. Store sales associates use a computerized point-of-sale system to assist in selecting the correct product for customers' needs, recommending other related parts and products, and pricing transactions. Hi/LO stores typically have one manager, one assistant manager, and may have 5 to 27 additional associates. The store manager is responsible for recruiting, hiring and training store associates, establishing work schedules and maintaining displays and inventory.

     The Company conducts training programs and is continuously developing additional training programs and improvements to existing programs. These programs encompass both self-study and group presentation formats. The supervisory programs help region managers, store managers and assistant store managers acquire and maintain the skills necessary to carry out their responsibilities professionally and efficiently. Other programs are used to train new store associates in basic job related skills and to address the developmental needs of associates desiring to progress in the Company.

     Hi/LO stores are generally open Monday through Saturday, 8:00 A.M. to 9:00 P.M., and Sunday, 9:00 A.M. to 8:00 P.M., with extended hours during the summer season. Hi/LO stores accept cash, checks and major credit cards and offer short-term credit to selected commercial customers who satisfy the Company's credit requirements.

COMMERCIAL PROGRAM

     The commercial sales program, marketed under the trade name First Call(R), is targeted at professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities, and other commercial repair outlets located near the Company's stores. As part of its commercial sales program, the Company maintains a commercial manager in many of its stores, whose primary responsibility is to service commercial accounts. In addition, the Company's commercial sales force assists the commercial managers in developing commercial sales. At December 31, 1996, the commercial sales force numbered 27 people. During 1996, the Company continued to improve its service to commercial customers by centralizing commercial operations for groups of stores. A commercial manager and a number of senior sales associates are dedicated to serving the commercial accounts for all stores in that area. Delivery of product to commercial customers from the nearest store location is also arranged for by these associates. The Company feels that by centrally serving customers, service levels improve because more qualified associates are available to meet the commercial customers' needs.

     To provide the delivery capability required to serve commercial customers, the Company maintains light trucks in service at many of its stores. During 1996, the Company provided this service in certain markets through an independent delivery service, permitting the Company to downsize its fleet of light trucks. Deliveries of in-store inventories are generally made to commercial customers in less than 60 minutes after receipt of an order. Hi/LO believes it can offer its commercial customers an advantage over most traditional commercial suppliers in parts selection and availability due to the greater breadth of its in-store and distribution center inventories together with more convenient store locations.

PRODUCT LINE AND PRICING

     Hi/LO's product line consists of approximately 80,000 SKUs, providing a wide selection of items for domestic and imported cars, vans and light trucks. The Company's larger SKU count relative to its retail competitors reflects primarily the broader selection of "hard parts" carried by the Company, such as engine and transmission parts, chassis parts, brake parts, batteries, shock absorbers and struts, mufflers and other exhaust system parts. In addition, the Company's product line includes accessories, such as tools and hardware, seat covers, floor mats, gauges, mirrors, and car radios and speakers; maintenance products, such as motor oils, filters, antifreeze, paints, and oil and fuel additives; and appearance products, such as polishes, waxes, and cleaners. The Company's product mix includes both nationally recognized brand names and quality private label products.

     Hi/LO has an everyday low price strategy. The Company seeks to maintain retail prices that are comparable to those of its major retail competitors and to maintain commercial prices comparable to or below those of its major commercial competitors. Hi/LO supplements its everyday low price strategy with special promotional pricing on selected products. To assure DIY consumers of its competitive prices, Hi/LO maintains a "match any price" policy. In addition, the Company's commercial customers may be offered reduced prices on selected items.

ADVERTISING

     Hi/LO promotes its everyday low prices, broad product selection and availability, knowledgeable associates and customer service through direct mail and local media, including newsprint, radio and television, as well as in-store promotional signage and displays designed to highlight the Company's everyday low price strategy. Total advertising expense before vendor rebates has historically averaged 2% to 3% of sales.

PURCHASING

     Product selection and purchasing functions are centralized at Hi/LO's general offices in Houston, Texas. The Company selects its suppliers based upon several criteria, including product quality, price, and brand recognition. To support the Company's everyday low price strategy, Hi/LO regularly reviews each vendor to evaluate and compare price, quality, and service and, if appropriate, changes vendors.

     The manufacturers of automotive parts and products generally provide repair or replacement warranties, which the Company extends to its customers. The Company's experience has been that defective parts from manufacturers not offering such warranties generally can be returned to the manufacturer for refund or credit. Hi/LO's vendors generally permit the Company to return any slower moving or overstocked items for full credit.

     The Company purchases its products from over 250 vendors. In 1996, the Company's five largest suppliers provided approximately 30% of the dollar value of the Company's total purchases, and its largest supplier provided approximately 8% of the dollar value of total purchases. The Company generally does not rely on long-term purchase contracts. The Company considers its relationships with its vendors to be good. The Company believes that alternative sources of supply exist, at substantially similar costs, for substantially all parts, products and accessories stocked by the Company.

DISTRIBUTION

     The Company supplies its stores from its distribution center in Houston. Products are shipped by vendors to the distribution center for stocking and delivery to Hi/LO stores. The Company maintains an inventory of approximately 80,000 SKUs at its distribution center. The Company's Houston warehouse facility is used for receiving, warehousing and shipping replacement parts, accessories, certain maintenance products and fast-moving, high volume bulk products, such as motor oils, antifreeze and batteries.

     A 97,200 square feet expansion of the Company's Houston warehouse facility was completed in mid-1994, increasing the size of this facility to approximately 374,600 square feet of warehouse space. New automated materials handling systems, including conveyors, carousels and pick-to-belt order filling modules have been installed as part of the expansion. The Company utilizes the improved facilities to better serve its customers.

     Hi/LO's stores generally receive deliveries from the Houston distribution center at least once a week. In addition, to meet customers' special order requests, deliveries are made from the distribution center as often as twice a day, Monday through Saturday, to most of the Company's greater Houston metropolitan area stores, and usually by the next day to its other Texas and Louisiana stores. The Company's California stores are able to meet special order requests through local warehouse/distributors. Hi/LO operates a fleet of leased and owned trucks to make deliveries from its warehouse facilities to the stores.


INVENTORY CONTROL AND MANAGEMENT INFORMATION SYSTEM

     Hi/LO utilizes a computerized inventory control and electronic point-of-sale ("POS") system for inventory control and management. The POS system enables management to track store and company-wide sales and inventory information by SKU, establish product pricing, measure product profitability, and generate inventory replacement orders from the store to the Company's distribution center. In addition, the POS system has enabled the Company to develop several store inventory models that are used to provide stores with a customized inventory depending on store size and location. Inventory at each store is reviewed and adjusted on a regular basis to meet changing market requirements.

COMPETITION

     Hi/LO competes in both the DIY and commercial segments of the automotive aftermarket parts, products and accessories industry. The Company's primary competitors in the DIY segment include automotive parts chains such as AutoZone, The Pep Boys, Chief Auto Parts and Western Auto; jobber stores; automobile dealers; and mass and general merchandise, discount, convenience and drugstore chains that carry automotive parts, products and accessories. In the commercial segment, the Company's primary competitors include independent warehouse distributors and jobbers; automobile dealers; national warehouse distributors and associations, such as National Automotive Parts Association (NAPA) and Carquest, and their associated jobbers; and undercar parts specialty outlets. Certain of the Company's principal competitors are larger and have greater capital and management resources.

     Over the past three years, the Company's same store sales have been adversely impacted by increased competition in its markets. During these years, major competitors, both retail and commercial, opened more stores in direct competition with Hi/LO stores than during prior periods. New store competition has a significant impact on retail sales of the Company's nearby stores. Approximately 95 stores have been opened by national competitors over the last three years within five miles of a Company store. This challenging competitive environment has resulted in increased pricing pressure and lower same store sales levels in most of the markets where the Company operates.

     The Company competes on the basis of price, merchandise selection and availability, store location and customer service. Hi/LO also competes with other retail establishments for qualified store associates and suitable store sites.

ASSOCIATES

     At December 31, 1996, 2,625 persons were employed at Hi/LO, of whom 2,145 were employed at the stores, 322 were employed at the warehouse and 158 were employed in the Company's general offices. Of these, 2,045 were full-time and 580 were part-time. All persons employed by the Company are referred to as associates in recognition of management's view that every member of the organization is significant to the Company's success. None of the Company's associates are subject to a collective bargaining agreement. The Company has not had any significant difficulty in hiring associates and considers its relations with its associates to be good.

SERVICE MARKS AND TRADEMARKS

     The Company believes that its "HI-LO," "Hi/LO" and "First Call" trademarks and service marks are important to its merchandising strategy, but that its business is not otherwise dependent on any patent, trademark, service mark or copyright. There are no infringing uses known by the Company that could materially affect the use of such marks.

REGULATION

     The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. However, the Company believes that compliance with such laws and regulations does not have a material impact on its operations. The Company may become subject to further or more extensive regulation in the future.

ITEM 2. PROPERTIES

     Hi/LO owns a warehouse facility of approximately 384,700 square feet (including approximately 10,100 square feet of office space) and a separate office building of approximately 10,600 square feet in Houston. The Company leases an office building in Houston of approximately 57,500 square feet, where the Company's headquarters have been located since May 1993. The Company occupies approximately 37,300 square feet of the building, and the remainder is subleased or available for sublease by the Company to other tenants.

     Of the Company's 191 store sites at December 31, 1996, 13 are owned and 178 leased. Generally, the Company leases store sites for a 15-year initial period with two five-year renewal options. As of December 31, 1996, minimum commitments on all noncancelable long-term leases were $88,797,000. Leases on 75 stores, assuming exercise of all renewal options, expire on or before December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     Hi/LO is not a party to any legal proceedings, other than various routine claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31,1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol HLO. The following table sets forth, for the periods indicated, the high and low sales price per share for the Common Stock:

                                                            HIGH         LOW
1996
    First Quarter....................................    $ 6-1/8       $  3-3/8
    Second Quarter...................................      6-1/4          4-1/4
    Third Quarter....................................      4-3/4          3-1/8
    Fourth Quarter...................................      3-5/8          2-1/4
1995
    First Quarter....................................      11-5/8         8
    Second Quarter...................................      10-7/8         7-7/8
    Third Quarter....................................      10-7/8         7
    Fourth Quarter...................................       7-1/4         4-1/2

     Hi/LO has never paid cash dividends on any of its capital stock and currently intends to retain its earnings, if any, for the operation and expansion of the Company's business.

     At March 18, 1997, there were 454 stockholders of record. The Company believes that there are over 3,000 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected consolidated financial and operating data of the Company. The selected consolidated financial data for each of the five years ended December 31, 1996, are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, whose report appears elsewhere in this Annual Report. The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                      1996           1995        1994(1)       1993         1992
                                                    ----------    ----------    ---------    ----------   ------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER STORE DATA)
INCOME STATEMENT DATA:
   Sales......................................      $  248,599    $  262,486    $ 235,384    $205,235     $  187,182
   Cost of goods sold, buying and
     distribution.............................         157,461       159,102      139,688     126,449        111,382
                                                    ----------    ----------    ---------    ----------   ----------
   Gross profit...............................          91,138       103,384       95,696        78,786       75,800
   Operating, selling, general and
     administrative expenses..................          99,102        94,955       78,188        65,408       58,220
   Provision for asset impairment and
      store closings..........................          51,352            --           --            --           --
                                                    ----------    ----------    ---------    ----------   ----------
   Operating income (loss)....................         (59,316)        8,429       17,508        13,378       17,580
   Interest expense...........................           4,268         4,145        2,201         1,801        2,999
   Other expense, net.........................             471         1,218          948           849          934
                                                    ----------    ----------    ---------    ----------   ----------
   Income (loss) before taxes on income
       (benefit from loss)....................         (64,055)        3,066       14,359        10,728       13,647
   Taxes on income (benefit from loss)........         (10,332)        1,378        5,226         4,016        4,987
                                                    ----------    ----------    ---------    ----------   ----------
   Net income (loss)..........................      $  (53,723)   $    1,688    $   9,133    $    6,712   $    8,660
                                                    ==========    ==========    =========    ==========   ==========
   Net income (loss) per common and common
     equivalent share.........................      $    (4.99)   $      .16    $     .85    $      .64   $      .89
                                                    ==========    ==========    =========    ==========   ==========
   Weighted average common and common
     equivalent shares outstanding...............   10,756,000    10,733,000   10,736,000    10,543,000    9,784,000

                                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                    1996          1995        1994 (1)       1993        1992
                                                -----------   -----------   -----------   -----------   -------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER STORE DATA)
OPERATING DATA:
   Number of stores at period end.............          191           194           178           150           129
   Total store square footage at period
     end (2)..................................    1,570,000     1,590,000     1,476,000     1,172,000    1, 008,000
   Weighted average sales per store (3).......  $ 1,288,000   $ 1,380,000   $ 1,499,000   $ 1,520,000   $ 1,547,000
   Weighted average sales per store
     square foot (3)..........................  $       157   $       169   $       191   $       195   $       201
   Percentage increase (decrease) in
     same store sales (4).....................        (7.0%)        (4.1%)         1.3%          0.5%         12.3%

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital............................  $    73,388   $    78,392   $    72,167   $    54,237   $    51,411
   Total assets...............................      142,338       198,973       186,182       154,627       139,532
   Current maturities of long-term debt.......          750           742           729         3,919         1,918
   Long-term debt, net of
     current maturities.......................       45,612        44,132        43,373        28,444        39,663
   Stockholders' equity.......................       59,294       112,978       111,176       101,792        77,095

--------------------

(1) Includes the results of operations of the former Wesco stores from their acquisition date in November 1994.

(2) Total square footage includes ground floor space used for selling, offices, stockroom and receiving on which rental rates are based, but excludes second floor or mezzanine space contained in most stores.

(3) Weighted average sales per store and weighted average sales per store square foot are weighted based on the number of months each store was open during the period.

(4) Beginning in 1995, same store sales data is calculated based on the change in sales of only those stores open during corresponding full periods of both the current and the previous year. Prior to 1995, same store sales data is calculated based on the change in sales of only those stores open during both the current and the previous full years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks, uncertainties, and assumptions including, but not limited to, customer demand and trends in the auto parts, products and accessories industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point-of-sale systems, parts catalogs, supply constraints or difficulties, and the results of financing efforts. Should one of more of these or other risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes could vary materially.

     Store openings by the Company and by certain competitors of the Company in the Company's markets have contributed to the decline in the Company's operating results over the past several years. The Company's new store openings since 1993 were generally in markets where existing national competitors already had and/or were opening stores. During 1996, certain national competitors continued to open new stores in Hi/LO's existing markets. Management believes that the markets in which it operates will continue to see increasing competition for the foreseeable future. New store competition may have a significant impact on sales of the Company's nearby stores. Future financial results are dependent upon the Company's ability to compete effectively with these national competitors.

     To respond to increased competition, the Company is continuing to remodel older stores located near recently opened competitor stores, and is focusing on improving customer service, reducing operating, selling, and general and administrative costs when appropriate, and improving distribution efficiencies. These initiatives are being supported by changes in product assortment, including more high quality product offerings and increased sales and marketing efforts in the commercial markets. Because new stores are generally unprofitable during their first year of operation, the Company opened no new stores during 1996, to avoid the near term adverse impact on profitability associated with new stores and instead focused on the performance of its existing stores. The Company identified up to 11 underperforming stores during 1996 which it plans to close by year end 1997, three of which were closed in 1996. The Commercial program is also being streamlined and consolidated including the outsourcing of commercial delivery in many locations.

     Over the past three years, the Company has experienced a significant increase in competition, which has largely contributed to a decline in sales and in operating earnings since the fourth quarter of 1994. A net loss was reported by the Company in four of the eight quarters included in the two-year period ended December 31, 1996. In the third quarter of 1996, the Company concluded that a short-term recovery in sales volume and operating profits was unlikely. Therefore, the Company, which incurred a net loss in the third quarter before such charges, recorded pre-tax charges in the amount of $59.4 million.

     These charges included a $37.7 million impairment charge, with no associated tax benefit, relating primarily to cost in excess of net assets acquired (goodwill); and a $13.7 million charge for future store closings, the impairment of certain assets in underperforming stores and at the Company's distribution center, and the write-down of the cost of real estate held for future expansion. Additionally, a $3.8 million charge for certain inventory related items and a $4.3 million charge related to store operating costs were recorded.

     The charge for store closings is for future occupancy and leasehold improvement costs related to planned store closings of approximately 11 stores, including three closed in 1996. Certain store and distribution center assets and real estate held for future expansion were written down to their estimated realizable values. The charge to cost of goods sold, buying and distribution for certain inventory related items resulted from valuing them at net realizable value, which was less than cost. The charge related to store operating costs was recorded as an operating, selling, general and administrative expense.

     In determining the amount of the asset reserves and impairment charges that were made, the Company developed its best estimate of future operating cash flows. Undiscounted cash flows were compared to the carrying value of the assets to ascertain that an impairment had occurred. Estimated future cash flows, excluding interest charges, then were discounted using an estimated 8.0% discount rate. Sales were estimated to increase 2.0% annually, and operating expenses were held constant as a percent of sales. These projections resulted in discounted cash flows that supported the amounts recorded. These projections were prepared solely to determine the appropriate amount of write-off, based on assumptions that management believed to be reasonable at the time; however, no assurance can be given that such projections will be accurate.

     On June 1, 1995, the Company announced that it had entered into a definitive merger agreement with Chief Auto Parts Inc. ("Chief") and a subsidiary of Chief, pursuant to which Chief agreed to acquire all of the Company's outstanding Common Stock. On July 28, 1995, after Chief advised Hi/LO that it did not believe that certain conditions of its financing facility entered into to acquire the Company could be met, the parties agreed to terminate the merger agreement. Management believes that the disruption occurring as a result of the announcement of the proposed merger and of its subsequent termination has had an adverse impact on the Company's results of operations and financial position; however, the impact cannot be precisely measured.

     On November 1, 1994, the Company purchased inventory and operating assets, and assumed certain lease liabilities of eight auto parts stores of Wesco, a Division of Reddi Brake Supply Company, Inc. ("Reddi Brake"). These stores serve the retail and commercial automotive aftermarket in the greater Los Angeles, California area. The Company paid approximately $9.8 million in cash and notes and assumed certain lease obligations of the Wesco Division. Approximately $6.6 million of the purchase price was paid in cash, which was financed under the Company's Credit Agreement with commercial banks. The balance of the purchase price is payable over up to five years. From November 1, 1996, through October 31, 1999, Reddi Brake will have the right to convert $1,263,347 of the deferred portion of the purchase price into 93,859 shares of the Company's Common Stock.

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     The following table sets forth the income statement data of the Company expressed as a percentage of sales and the percentage change in such income statement data from period to period.

                                                                                                 PERCENTAGE CHANGE
                                                                  PERCENTAGE OF SALES           INCREASE (DECREASE)
                                                              --------------------------        ------------------
                                                              1996       1995       1994        1996-95    1995-94
                                                              ----       ----       ----        -------    -------
Sales.....................................................    100.0%     100.0%     100.0%       (5.3)%     11.5%
Cost of sales.............................................     63.3       60.6       59.3        (1.0)      13.9
                                                            -------    -------    -------
Gross profit..............................................     36.7       39.4       40.7       (11.8)       8.0
Operating, selling, general and
    administrative expenses...............................     39.9       36.2       33.2         4.4       21.4
Provision for asset impairment and store closings.........     20.7         --         --          NM         --
                                                            -------    -------    -------      ------     ------
Operating income (loss)...................................    (23.9)       3.2        7.5          NM      (51.9)
Interest expense..........................................      1.7        1.6        1.0         3.0       88.3
Other expense, net........................................       .2        0.5        0.4       (61.3)      28.5
                                                            -------    -------    -------
Income (loss) before taxes on income......................    (25.8)       1.1        6.1          NM      (78.6)
Taxes on income (benefit from loss).......................     (4.2)       0.5        2.2          NM      (73.6)
                                                            --------   -------    -------
Net income (loss).........................................   (21.6)%       0.6%       3.9%         NM      (81.5)%
                                                            =======     ======    =======

NM=Not Meaningful

1996 COMPARED TO 1995

     Sales for the year ended December 31, 1996, were $248.6 million, reflecting a decrease of 5.3% from 1995 sales of $262.5 million, while a net loss of $53.7 million, or $4.99 per share was recorded, compared to net income of $1.7 million, or $.16 per share in 1995.

     The $13.9 million decrease in sales resulted from same store sales decreases of $17.5 million, or 7.0% and decreases of $.8 million due to closed stores, partially offset by sales increases of $4.4 million for the 16 stores opened or acquired after the beginning of 1995. Same store sales represent sales at stores opened during corresponding full periods of both the current and previous years. Same store sales were adversely affected primarily by increased competition.

     Gross profit for 1996 was $91.1 million, or 36.7% of sales, compared with $103.4 million, or 39.4% of sales, for 1995. The $12.3 million (11.8%) decrease in gross profit was attributable primarily to lower sales at existing stores. The 2.7% decline in gross profit as a percent of sales was the result of product margins decreasing by approximately 0.3%, a reduction in vendor incentives of 0.4%, third quarter charges previously discussed of 1.5%, and distribution costs increasing by approximately 0.5% over the prior year. The product margins were impacted by sales mix and the slow down in store openings that eliminated certain product pricing incentives that had been made available by certain suppliers.

     Operating, selling, general and administrative expenses were $99.1 million, or 39.9% of sales for 1996, compared to $95.0 million, or 36.2% of sales, for 1995. The $4.1 million increase was primarily related to the third quarter charge of $4.3 million discussed above. Store openings during 1995, together with reduced leveraging because of lower same store sales, resulted in operating expenses increasing by 3.7% as a percent of sales.

     A provision for asset impairment and store closings of $51.4 million was recorded in the third quarter of 1996. The $51.4 million provision includes a $37.7 million charge, relating primarily to cost in excess of net assets acquired (goodwill), and a $13.7 million charge for future store closings, the impairment of certain assets in underperforming stores and at the Company's distribution center, and the write-down of the cost of real estate previously held for future expansion.

     Operating loss in 1996 of $59.3 million, or 23.9% of sales, decreased from operating income in 1995 of $8.4 million, or 3.2% of sales, due to the factors discussed previously.

     Interest expense was $4.3 million, or 1.7% of sales, compared to $4.1 million, or 1.6% of sales, for 1995. The increase of $0.2 million, or 3.0%, was due to higher average debt levels outstanding and higher interest rates in 1996.

     The Company's effective income tax rate was 16.1% of the pre-tax loss in 1996, compared to 44.9% of pre-tax income for 1995. The small benefit as a percent of pre-tax loss results from the write-off of goodwill which is not deductible for Federal income tax purposes.

     The Company recorded a net loss in 1996 of $53.7 million, or 21.6% of sales, a decrease from net income of $1.7 million, or 0.6% of sales in 1995, due to the factors discussed previously.

1995 COMPARED TO 1994

     Sales for the year ended December 31, 1995, were $262.5 million, reflecting an increase of 11.5% over 1994, while net income decreased to $1.7 million, or $.16 per share, compared to $9.1 million, or $.85 per share in 1994.

     The $27.1 million increase in sales resulted from sales of $36.1 million for the 44 stores opened or acquired after the beginning of 1994 and same store sales decreases of $9.0 million, or 4.1%. The Company's California stores acquired in 1994 contributed $19.4 million of sales in 1995. Same store sales represent sales at stores opened during corresponding full periods of both the current and previous years. Same store sales were adversely affected by mild weather during the summer of 1995 (hot weather causes a higher incidence of auto parts failures) and competition.

     Gross profit for 1995 was $103.4 million, or 39.4% of sales, compared to $95.7 million, or 40.7% of sales, for 1994. The $7.7 million (8.0%) increase in gross profit was attributable to sales at new stores. The 1.3% decline in gross profit as a percent of sales was the result of product margins decreasing by approximately 0.7% and distribution costs increasing by approximately 0.6% over the prior year. The product margins were impacted by sales mix and the slowdown in store openings that eliminated some extra product pricing incentives that had been made available by certain suppliers.

     Operating, selling, general and administrative expenses were $95.0 million, or 36.2% of sales for 1995, compared to $78.2 million, or 33.2% of sales, for 1994. The $16.8 million increase was primarily due to the increase in store operating costs related to increased sales, together with expenses, related to new store openings and the Company's California stores. New store openings, together with reduced leveraging because of lower same store sales, resulted in operating expenses increasing by 3% as a percent of sales.

     Operating income in 1995 of $8.4 million, or 3.2% of sales, decreased 51.9% from operating income in 1994 of $17.5 million, or 7.5% of sales, due to the factors discussed previously.

     Interest expense was $4.1 million, or 1.6% of sales, compared to $2.2 million, or 1.0% of sales, for 1994. The increase of $1.9 million, or 88.3%, was due to higher average debt levels outstanding and higher interest rates.

     The Company's effective income tax rate increased to 44.9% of pre-tax income, as compared to 36.4% for 1994, primarily as a result of lower pre-tax income that increased the impact of the amortization of cost in excess of net assets acquired, which is a permanent book-tax difference, and the elimination of the jobs tax credit.

     Net income in 1995 of $1.7 million, or 0.6% of sales, decreased $7.4 million, or 81.5%, over the 1994 level of $9.1 million, or 3.9% of sales, due to the factors discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities during 1996 provided net cash of $2.2 million, primarily from net income before depreciation and amortization and decreases in inventory. Investing activities utilized $4.1 million of cash, principally related to the Company's investment in capital expenditures for improving and remodeling stores. Financing activities provided $1.3 million of cash, principally resulting from net borrowings under the Company's credit agreement.

     Inventories decreased $5.5 million since December 31, 1995. This is primarily a result of a decrease in existing store and distribution center inventories to reduce inventory investments and improve turnover. Average Company inventories per store, including distribution center inventories at December 31, 1996 were approximately $479,000 compared to approximately $499,000 at December 31, 1995.

     The Company's primary capital requirements have been for new store openings, including related inventories and for store remodelings, relocations and acquisitions. Capital expenditures, which principally related to new, remodeled or relocated stores, were $4.3 million in 1996, $12.1 million in 1995, and $22.0 million in 1994. From the beginning of 1994 through the end of 1996, the Company opened or acquired 44 stores and closed three stores, and total merchandise inventories increased by approximately $26.9 million. The Company has financed this growth through a combination of equity, sale-leaseback transactions, borrowings and internally generated funds. Most of the Company's store sites are leased.

     The Company evaluates all capital expenditures on a case by case basis to determine whether such expenditures are prudent under current market conditions. The Company did not open any new stores during 1996. The Company remodeled or relocated ten stores during 1996. Total capital expenditures, including those associated with remodels, relocations and conversions, were approximately $4.3 million.

     On November 1, 1994, the Company purchased inventory and operating assets, and assumed certain lease liabilities, of Wesco, a Division of Reddi Brake Supply Company, Inc. The Company paid approximately $9.8 million, ($6.6 million in cash and $3.2 million in notes) and assumed certain lease obligations of the Wesco Division. The cash portion was financed under the Company's then existing credit agreement with commercial banks. The balance of the purchase price is payable over up to five years. From November 1, 1996, through October 31, 1999, Reddi Brake will have the right to convert $1,263,347 of the deferred portion of the purchase price into 93,859 shares of the Company's Common Stock.

     On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for a borrowing of up to $60.0 million of availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lender's prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures to $6.0 million for 1996, $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restrict operating lease payments to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of December 31, 1996.

     Future compliance with the financial covenants of the Company's financing agreement is dependent on its ability to generate sufficient earnings and cash flow to meet such covenants. In the event the Company is not able to remain in compliance with the provisions of the financing agreement, it will attempt to renegotiate the terms of the financing agreement so as to remain in compliance or to refinance amounts outstanding under the credit facility. However, there can be no assurance that the Company would be successful in such negotiations, in which case the Company's funds available for its operating needs would be limited to internally generated funds.

     At December 31, 1996, the Company had $44.2 million outstanding under the credit facility and total unutilized credit facilities of approximately $7.4 million.

     The Company currently has plans to open or acquire two to five new stores during 1997 and remodel or relocate approximately seven stores during the year. The Company expects that capital expenditures for 1997, including those associated with new stores, remodels, relocations and conversions, will be approximately $5.9 million before sale-leaseback and direct lease transactions.

     Although the Company believes that existing working capital, cash flows from operations, bank borrowings, sale-leasebacks of retail properties and sales of excess real estate will be sufficient to fund both capital and liquidity needs of the Company for the next year, the Company's ability to access capital due to its declining operating results in recent periods could have an adverse impact on the Company's ability to compete effectively in its markets.

     The Company accepts payment for sales by cash, including checks and major credit cards, and offers accounts to commercial customers.

     The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the debt is priced based upon a floating rate.

SEASONALITY

     The Company's business is seasonal in nature with store sales and profits historically running higher in the second and third quarters (April through September) of each year than in the Company's first and fourth quarters. Sales for the combined second and third quarters of 1996 were 52.9% of annual sales. The Company's business is also influenced by weather conditions. Weather extremes tend to enhance sales by causing a higher incidence of parts failure, thus increasing sales of seasonal products. Rainy weather, however, tends to reduce sales by causing deferral of elective maintenance.

INSURANCE

     The Company maintains insurance for on the job injuries to its associates and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment on such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hi-Lo Automotive, Inc.:

     We have audited the accompanying consolidated balance sheets of Hi-Lo Automotive, Inc., (a Delaware corporation) and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hi-Lo Automotive, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 33 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
January 23, 1997

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                          -----------------------
                                   ASSETS                                                     1996          1995
                                   ------                                                 -----------     -------
CURRENT ASSETS:
     Cash...............................................................................  $    1,180    $    1,800
     Accounts receivable--
       Trade, net of allowance for doubtful accounts of $929 and $1,459.................       5,651         5,685
       Other............................................................................       6,878         4,118
     Inventories........................................................................      91,401        96,900
     Prepaids and other assets..........................................................       1,628         3,532
                                                                                          ----------    ----------
              Total current assets......................................................     106,738       112,035

PROPERTY AND EQUIPMENT, net.............................................................      31,980        47,823

INTANGIBLE ASSETS AND OTHER.............................................................       3,620        39,115
                                                                                          ----------    ----------
                                                                                          $  142,338    $  198,973
                                                                                          ==========    ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt...............................................  $      750    $      742
     Accounts payable and accrued liabilities...........................................      32,600        32,901
                                                                                          ----------    ----------
              Total current liabilities.................................................      33,350        33,643

LONG-TERM DEBT, net of current maturities...............................................      45,612        44,132

DEFERRED INCOME TAXES PAYABLE AND OTHER.................................................       4,082         8,220

COMMITMENTS AND CONTINGENCIES...........................................................          --            --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued..........          --            --
     Common Stock, $.01 par value, 30,000,000 shares authorized, 10,775,109
     and 10,756,350 shares issued and outstanding.......................................         108           108
     Additional paid-in capital.........................................................      68,316        68,277
     Retained earnings (deficit)........................................................      (9,130)       44,593
                                                                                          ----------    ----------
              Total stockholders' equity................................................      59,294       112,978
                                                                                          ----------    ----------
                                                                                          $  142,338    $  198,973
                                                                                          ==========    ==========

                 See Notes to Consolidated Financial Statements.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                 1996         1995         1994
                                                                             -----------  -----------   -------
Sales......................................................................    $248,599   $  262,486    $  235,384
Costs and expenses:
     Cost of goods sold, buying and distribution...........................     157,461      159,102       139,688
     Operating, selling, general and administrative........................      99,102       94,955        78,188
     Provision for asset impairment and store closings.....................      51,352           --            --
                                                                             ----------   ----------    ----------
Operating income (loss)....................................................     (59,316)       8,429        17,508
Interest expense...........................................................       4,268        4,145         2,201
Other expense, net.........................................................         471        1,218           948
                                                                             ----------   ----------    ----------
Income (loss) before taxes on income.......................................     (64,055)       3,066        14,359
Taxes on income (benefit from loss)........................................     (10,332)       1,378         5,226
                                                                             ----------   ----------    ----------
Net income (loss)..........................................................  $  (53,723)  $    1,688    $    9,133
                                                                             ==========   ==========    ==========
Earnings (loss) per common share:
     Net income (loss) per common and common equivalent share..............  $    (4.99)  $      .16    $      .85
                                                                             ==========   ==========    ==========
     Weighted average common and common equivalent
       shares outstanding..................................................  10,756,000   10,733,000    10,736,000

                 See Notes to Consolidated Financial Statements.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     COMMON STOCK          ADDITIONAL     RETAINED
                                                             ---------------------------    PAID-IN       EARNINGS
                                                                SHARES          AMOUNT      CAPITAL       (DEFICIT)
                                                             -----------    ------------  -----------     --------
Balance, December 31, 1993................................    10,702,516  $          107  $    67,913   $   33,772

     Issuance of Common Stock.............................        30,090              --          251           --

     Net Income...........................................            --              --           --        9,133
                                                            ------------  --------------  -----------   ----------
Balance, December 31, 1994................................    10,732,606  $          107  $    68,164   $   42,905

     Issuance of Common Stock.............................        23,744               1          113           --

     Net Income...........................................            --              --           --        1,688
                                                          --------------  --------------  -----------   ----------
Balance, December 31, 1995................................    10,756,350  $          108  $    68,277   $   44,593

     Issuance of Common Stock.............................        18,759              --           39           --

     Net Loss.............................................            --              --           --      (53,723)
                                                            ------------  --------------  -----------   -----------
Balance, December 31, 1996................................    10,775,109  $          108  $    68,316   $   (9,130)
                                                          ==============  ==============  ===========   ===========

                 See Notes to Consolidated Financial Statements.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                    1996        1995        1994
                                                                                  --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..........................................................  $(53,723)    $  1,688   $  9,133
                                                                                  --------     --------   --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities--
         Depreciation and amortization..........................................     6,588        6,737      6,262
         Write-off of cost in excess of net assets acquired.....................    37,668           --         --
         Provision for impairment of assets and other...........................    21,774           --         --
         Deferred tax provision (benefit).......................................    (7,384)         829        392
         (Gain) loss on sales of fixed assets...................................      (138)          96         (6)
         Changes in assets and liabilities--
              Accounts receivable, net of allowance for doubtful accounts ......        (4)         118     (3,018)
              Inventories.......................................................     2,694      (11,783)   (13,972)
              Prepaids and other assets.........................................       380         (261)      (344)
              Accounts payable and other accrued liabilities....................    (2,491)       8,566      6,374
              Income taxes receivable/payable...................................    (3,206)        (460)       941
                                                                                  --------     --------   --------
              Total adjustments.................................................    55,881        3,842     (3,371)
                                                                                  --------     --------   --------
                 Net cash provided by operating activities......................     2,158        5,530      5,762
                                                                                  --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.......................................................    (4,301)     (12,088)   (22,005)
     Proceeds from sale-leaseback of real estate................................        --        9,071     13,280
     Payments for acquisitions, net of cash acquired ...........................        --       (2,633)    (6,567)
     Proceeds from real estate sold.............................................       240           --         --
                                                                                  --------     --------   --------
                 Net cash used in investing activities..........................    (4,061)      (5,650)   (15,292)
                                                                                  --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments on) debt, net......................................     1,598          869      8,800
     Proceeds from issuance of Common Stock.....................................        39          114        251
     Repayments of capital lease obligations....................................      (110)         (97)      (219)
     Payments for loan acquisition costs........................................      (244)          --         --
                                                                                  --------     --------   --------
                 Net cash provided by financing activities......................     1,283          886      8,832
                                                                                  --------     --------   --------
INCREASE (DECREASE) IN CASH.....................................................      (620)         766       (698)

CASH AT BEGINNING OF YEAR.......................................................     1,800        1,034      1,732
                                                                                  --------     --------   --------
CASH AT END OF YEAR.............................................................  $  1,180     $  1,800   $  1,034
                                                                                  ========     ========   ========

                 See Notes to Consolidated Financial Statements.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY'S BUSINESS consists principally of the sale of automotive aftermarket parts, products and accessories.

     CONSOLIDATED FINANCIAL STATEMENTS include all subsidiaries. All significant intercompany transactions have been eliminated.

     CASH includes cash on hand, cash held in banks and certificates of deposit with an initial maturity of three months or less.

     ACCOUNTS RECEIVABLE - TRADE are for commercial accounts only and are classified as current assets. Finance charges are not assessed on commercial accounts.

     INVENTORIES are stated at the lower of cost or market. Substantially all inventories represent finished goods, which are costed using the last-in, first-out (LIFO) method.

     PROPERTY AND EQUIPMENT are carried at cost. Maintenance, repairs and minor renewals are expensed as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS reflects that effective January 1, 1995, Financial Accounting Standard (FAS) No. 121 was adopted. Accordingly, in the event that facts and circumstances indicate that the cost in excess of net assets acquired or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset carrying amount to determine if a write-down to market value or discounted cash flow value is required. See Note D for the impact of the Company's impairment analysis for the year ended December 31, 1996.

     PREOPENING EXPENSES, which consist primarily of payroll and occupancy costs, are expensed as incurred.

     DEPRECIATION AND AMORTIZATION are computed using the straight-line method over the estimated useful lives of the assets or remaining lease lives, whichever is shorter. Gains or losses on disposition of property and equipment are included in income in the period of disposal. Intangible assets consisted primarily of the cost in excess of net assets acquired (goodwill) which was amortized on a straight-line basis over 40 years (see Note D). Loan costs are amortized using the effective interest method over the life of the loan.

     DEFERRED INCOME TAXES PAYABLE includes deferred taxes arising from the recognition of revenues and expenses in different periods for income tax and financial statement purposes.

     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE is based on the weighted average number of common shares outstanding and Common Stock options which are dilutive, using the treasury stock method.

     RISKS DUE TO USE OF ESTIMATES IN THE FINANCIAL STATEMENTS are inherent in the preparation of financial statements in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash interest paid was $4,082,000, $4,187,000 and $2,268,000 during the years ended December 31, 1996, 1995 and 1994. Income tax payments were $0, $1,039,000 and $4,701,000 during the years ended December 31, 1996, 1995 and 1994.


C. INVENTORIES

     The Company believes that the LIFO method of inventory valuation results in a better matching of current costs and revenues. Current replacement cost of inventories on hand was the same as recorded costs at December 31, 1996, 1995 and 1994.


D. IMPAIRMENT OF ASSETS

     In the third quarter of 1996, the Company concluded that a short-term recovery in sales volume and operating profits was unlikely. Therefore, the Company, which incurred a net loss in the third quarter before such charges, recorded pre-tax charges in the amount of $59.4 million.

     These charges included a $37.7 million impairment charge, with no associated tax benefit, relating primarily to cost in excess of net assets acquired (goodwill); and a $13.7 million charge for future store closings, the impairment of certain assets in underperforming stores and at the Company's distribution center, and the write-down of the cost of real estate held for future expansion.

     The charge for store closings is for future occupancy and leasehold improvement costs related to planned store closings of approximately 11 stores, including three closed in 1996. Certain store and distribution center assets and real estate held for future expansion were written down to their estimated realizable values.

     In determining the amount of the asset reserves and impairment charges that were made, the Company developed its best estimate of future operating cash flows. Undiscounted cash flows were compared to the carrying value of the assets to ascertain that an impairment had occurred. Estimated future cash flows, excluding interest charges, then were discounted using an estimated 8.0% discount rate. Sales were estimated to increase 2.0% annually, and operating expenses were held constant as a percent of sales. These projections resulted in discounted cash flows that supported the amounts recorded. These projections were prepared solely to determine the appropriate amount of write-off, based on assumptions that management believed to be reasonable at the time; however, no assurance can be given that such projections will be accurate.

     These analyses contain forward-looking information that involve a number of risks, uncertainties and assumptions, including, but not limited to, customer demand and trends in the auto parts, products and accessories industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point of sales systems, parts catalogs, supply constraints or difficulties and the results of financing efforts. Should one or more of these or other risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes could vary materially.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

E. PROPERTY AND EQUIPMENT

     The Company's property and equipment consisted of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                          ------------------------
ASSET LIFE                                                                                   1996          1995
----------                                                                                ----------    ----------
5-30 years   Land, buildings and improvements...........................................  $   38,805    $   37,078
3-15 years   Furniture and equipment....................................................      36,738        35,682
             Construction in progress...................................................       1,105         2,347
                                                                                          ----------    ----------
                                                                                              76,648        75,107
             Accumulated depreciation and amortization..................................     (44,668)      (27,284)
                                                                                          ----------    ----------
                                                                                          $   31,980    $   47,823
                                                                                          ==========    ==========

     Land, buildings and improvements included $1,975,000 leased under capital leases at December 31, 1996 and 1995. Accumulated amortization under these arrangements aggregated $1,738,000, $1,628,000 and $1,531,000 at December 31, 1996, 1995 and 1994. Depreciation and amortization of these assets was $5,673,000, $5,558,000 and $5,197,000 for the years ended December 31, 1996,
1995 and 1994.

     Accumulated depreciation and amortization of these assets in 1996 was also increased by $12,727,000 as a result of the impairment previously discussed in Note D.


F. INTANGIBLE ASSETS AND OTHER

     The Company's intangible assets and other consisted of the following (in thousands):

                                                      DECEMBER 31,
                                               ------------------------
                                                   1996         1995
                                               ----------    ----------
Cost in excess of net assets acquired........  $       --    $   46,665
Loan acquisition costs.......................         244           200
Other, net...................................       3,395           498
                                               ----------    ----------
                                                    3,639        47,363
Accumulated amortization.....................         (19)       (8,248)
                                               -----------   ----------
                                               $    3,620    $   39,115
                                               ==========    ==========

     As discussed in Note D to the Consolidated Financial Statements, the Company evaluated the carrying value of its cost in excess of net assets acquired and concluded an impairment occurred during 1996. Accordingly, those assets were written off. The other assets are primarily real estate held for sale and deferred income tax assets.

     Amortization of cost in excess of net assets acquired was $872,000, $1,148,000 and $1,036,000 for the years ended December 31, 1996, 1995 and 1994.

     Amortization of loan acquisition costs was $43,000, $31,000 and $29,000 for the years ended December 31, 1996, 1995 and 1994. In the third quarter of 1996, the unamortized portion of the loan acquisition costs associated with the Company's revolving credit agreement with prior lenders was written off.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

G. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The Company's accounts payable and accrued liabilities consisted of the following (in thousands):

                                                DECEMBER 31,
                                         ------------------------
                                             1996         1995
                                         ------------------------
Accounts payable.......................  $   16,685    $   19,823
Accrued salaries and bonuses...........       3,294         2,635
Accrued property taxes.................       4,294         4,009
Other accrued liabilities..............       8,327         6,434
                                         ----------    ----------
                                         $   32,600    $   32,901
                                         ==========    ==========

     The Company is insured for employee indemnity, automobile, general, and product liability losses through a risk retention program. The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data.


H. LEASES

     The Company leases store locations, certain equipment and office space under noncancelable long-term capital and operating leases which extend through 2014.

     Total rental expense on all operating leases was approximately $12,939,000, $12,043,000 and $7,967,000 for the years ended December 31, 1996, 1995 and 1994.

     As of December 31, 1996, minimum commitments on all noncancelable long-term leases were as follows (in thousands):

  YEAR ENDED                                              CAPITAL     OPERATING
 DECEMBER 31,                                             LEASES        LEASES
-------------                                            --------     --------
     1997  ............................................      144        13,678
     1998  ............................................      104        12,317
     1999  ............................................       25         9,234
     2000  ............................................        0         7,881
     2001  ............................................        0         7,516
     Thereafter........................................        0        37,898
                                                         -------      --------
     Total minimum lease payments......................      273       $88,524
                                                                      ========
     Amount representing interest......................       36
                                                         -------
     Present value of net minimum lease payments.......      237
           Less--Current portion.......................      118
                                                         -------
     Capital lease obligations.........................  $   119
                                                         =======

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

I. DEBT

     Long-term debt consisted of the following (in thousands):

                                             DECEMBER 31,
                                      ------------------------
                                          1996         1995
                                      ----------    ----------
Notes payable to a bank.............  $   44,230    $   42,000
Long-term debt......................       1,895         2,527
Capital lease obligations...........         237           347
                                      ----------    ----------
                                          46,362        44,874
Less-Current maturities.............         750           742
                                      ----------    ----------
                                      $   45,612    $   44,132
                                      ==========    ==========

     The long-term debt outstanding at December 31, 1996, matures as follows:
$750,000 in 1997, $95,000 in 1998, and $45,517,000 in 1999. At December 31,
1996, the weighted average interest rate on the notes payable to a bank was 7.8%.

     On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for a borrowing of up to $60.0 million of availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lender's prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures to $6.0 million for 1996, $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restrict operating lease payments to $16.0 million per annum through 1999. The Company was in compliance with this new financing agreement as of December 31, 1996.

     At December 31, 1996, the Company had $44.2 million outstanding under the credit facility and total unutilized credit facilities of approximately $7.4 million.

     The Company has established irrevocable letters of credit totaling $900,000 as security for various insurance contracts.

     The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the debt is priced based upon a floating rate.


J. INCOME TAXES

     Federal and state income tax provision (benefit) consisted of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                         1996       1995       1994
                                      ----------  ---------  ---------
Current provision (benefit)........   $   (2,948) $     549  $   4,834
Deferred provision (benefit).......       (7,384)       829        392
                                      ----------- ---------  ---------
                                      $  (10,332) $   1,378  $   5,226
                                      =========== =========  =========

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ------
Income tax, statutory rate......................................................       34 %        34%        34%
Amortization of cost in excess of net assets acquired...........................       (50)        10          2
Other, net......................................................................        --          1         --
                                                                                    ------     ------     ------
Income tax, effective rate......................................................      (16)%        45%        36%
                                                                                    ======     ======     ======

     Deferred income taxes resulted from temporary differences as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1996            1995
                                                   -----------     -----------
Inventories.....................................   $      (757)    $      (294)
Property and equipment..........................        (2,198)          3,990
Intangible assets and other.....................           235           2,077
Accounts payable and accrued liabilities........           (78)         (1,187)
                                                   ------------    -----------
Net (asset) liability...........................   $    (2,798)    $     4,586
                                                   ============    ===========
K. STOCKHOLDERS' EQUITY

     The Company has one stock option plan (the 1990 Stock Option Plan) originally adopted on December 11, 1990 and amended thereafter, for which a total of 1,400,000 shares of Common Stock have been reserved for issuance; 474,611 of those shares were available for grant to directors and associates of the Company at December 31, 1996. The Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the Plan have a maximum term of ten years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash, or, in whole or in part, by delivery of shares of the Company's Common Stock.

     Incentive stock options for 709,175 shares and nonqualified stock options for 176,491 shares of the Company's Common Stock were outstanding at December 31, 1996. Additional information with respect to the Plan is as follows:

                                              OPTIONS OUTSTANDING
                               ---------------------------------------------
                                   NUMBER                             OPTIONS
                                  OF SHARES      PRICE PER SHARE    EXERCISABLE
                              ------------   ---------------------  ---------
Balance, December 31, 1993..       739,263   $  6.00   --    19.88    363,011
     Granted................       331,400     10.25   --    12.94         --
     Became exercisable.....            --      6.00   --    19.88    207,352
     Exercised..............        (1,000)                   9.63     (1,000)
     Canceled...............      (161,097)    10.25   --    19.31    (76,357)
                               -----------   ---------------------  ---------
Balance, December 31, 1994..       908,566   $  6.00   --    19.88    493,006
     Granted................       488,000      4.94   --    10.63         --
     Became exercisable.....            --      6.00   --    19.88    178,200
     Exercised..............        (1,920)                  10.25     (1,920)
     Canceled...............      (132,480)     8.06   --    19.88    (73,860)
                               -----------   -------         -----  ---------
Balance, December 31, 1995..     1,262,166   $  4.94   --    19.31    595,426
     Granted................        75,800      3.31   --     5.44         --
     Became exercisable.....            --      4.94   --    19.31    255,760
     Exercised..............            --                                 --
     Canceled...............      (452,300)     3.31   --    19.31   (351,800)
                               -----------   -------         -----  ---------
Balance, December 31, 1996..       885,666      3.31   --    19.31    499,386
                               ===========                          =========

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1996, the Company has two stock-based compensation plans, its 1990 Stock Option Plan, which is described above, and its 1991 Associate Stock Purchase Plan, which is described in Note L below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1990 Stock Option Plan and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                          1996        1995
                                                        --------     ------
Net income (loss)                As reported.......     $(53,723)    $1,688
                                 Pro forma.........      (54,178)     1,391

Net income (loss) per share      As reported.......        (4.99)       .16
                                 Pro forma.........        (5.04)       .13

     A summary of the status of the Company's 1990 Stock Option Plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                                              1996                                1995
                                                 ------------------------------      -----------------------------
                                                 SHARES       WEIGHTED-AVERAGE       SHARES       WEIGHTED-AVERAGE
FIXED OPTIONS                                     (000)        EXERCISE PRICE         (000)        EXERCISE PRICE
-------------                                    ------       -----------------      ------       ---------------
Outstanding at beginning of year.............     1,262             $10.54              909             $12.13
Granted......................................        76               4.50              488               7.99
Exercised....................................        --                 --               (2)             10.25
Canceled.....................................      (452)             11.72             (133)             12.12
                                                  -----                                ----
Outstanding at end of year...................       886               9.41            1,262              10.54
                                                 ======                               =====

Options exercisable at year-end..............       499                                 595
Weighted-average fair value of
  options granted during the year............    $10.26                               $7.99

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     ------------------------------------------------------      --------------------------------
                         NUMBER        WEIGHTED-AVERAGE                             NUMBER
     RANGE OF          OUTSTANDING       REMAINING         WEIGHTED-AVERAGE      EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICES       AT 12/31/96     CONTRACTUAL LIFE       EXERCISE PRICE       AT 12/31/96     EXERCISE PRICE
---------------     --------------    -----------------    ----------------      ------------     ----------------
1)   $3.31-5.94            101,900        4.72 years              $5.08                20,820          $5.78
2)         6.00            60,666          4.0                     6.00                60,666           6.00
3)   8.06-12.95            584,500        3.41                     9.10                299,940          9.54
4)  13.13-19.88            138,600        1.65                    15.42                117,960         16.41
     3.31-19.88            885,666        3.33                     9.41                499,386         10.57
                    ==============                                               =============

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1995 and 1994, respectively: dividend yield of nil for all years; expected volatility of 46, 49 and 32 percent; risk free interest rates of 6.5% for all years; and expected lives of 5.5, 5.5 and 5.5 years.


PREFERRED SHARE PURCHASE RIGHTS

     On August 23, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan to help assure that all of the Company's stockholders receive fair and equal treatment in the event of certain changes of control of the Company. The Rights Plan was effected by issuing one preferred share purchase right for each outstanding share of Common Stock. These rights are not currently exercisable and will become exercisable only upon the occurrence of specified events related to a change in control of the Company. When exercisable, each right will entitle the holder to purchase 1/1000 of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $14.00 per right. The rights expire on September 2, 2006, unless extended or redeemed.


L. ASSOCIATE STOCK PURCHASE PLAN

     The Company's 1991 Associate Stock Purchase Plan (the "Purchase Plan") assists associates in acquiring stock ownership in the Company. Under the Purchase Plan, an eligible associate authorizes payroll deductions to be made during a 12-month period (the "Option Period"), which amounts are used at the end of the Option Period to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever is lower. Associates who have completed one year of service as of the commencement date of an applicable Option Period may participate in the Purchase Plan. Associates have discretion to determine the amount of their payroll deduction under the Purchase Plan, subject to certain limitations. The Purchase Plan terminates on April 4, 2001, and the maximum number of shares of Common Stock that may be issued under the Purchase Plan is 175,000.

     At the close of the 1993 Option Period, an aggregate of 15,920 shares of Common Stock were acquired by 123 participants at a price of $8.40 per share. At the close of the 1994 Option Period, an aggregate of 29,090 shares of Common Stock were acquired by 137 participants at a price of $8.29 per share. At the close of the 1995 Option Period, an aggregate of 22,169 shares of Common Stock were acquired by 71 participants at a price of $4.36 per share. At the close of the 1996 option period, an aggregate of 18,759 shares of common stock were acquired by 31 associates at a price of $2.13 per share, and 42,730 shares remained available for issuance under the Plan.


M. COMMITMENTS AND CONTINGENCIES

INSURANCE

     The Company maintains insurance for on the job injuries to its associates and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of the claims may vary from the estimated accruals. All changes in the

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

accrual estimates are accounted for on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

LITIGATION

     The Company is a party to various legal proceedings, which involve routine claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's results of operations and financial position.


PROFIT-SHARING AND SALARY DEFERRAL PLAN

     The Company has a combination profit-sharing and salary deferral plan (401(k) plan) for the benefit of its associates. The 401(k) plan covers substantially all associates who have completed one year of service and are at least 19 years old. Under the salary deferral portion of the 401(k) plan, participants may defer up to 15% of their eligible compensation, and the Company may, at the discretion of the Board of Directors, elect to match a portion of the deferred compensation. During the years ended December 31, 1996, 1995 and 1994, associates deferred $632,000, $630,000 and $750,000 and the Company made matching contributions totaling $127,000, $130,000, and $140,000.

     Under the profit-sharing portion of the 401(k) plan, the Company may, at the discretion of the Board of Directors, contribute to the 401(k) plan from its profits. The Company recorded as an expense, profit-sharing contributions of $0, $0 and $316,000 for the years ended December 31, 1996, 1995 and 1994.


INCENTIVE COMPENSATION PLANS

     The Company has various incentive compensation plans covering officers and other key associates which are based upon the achievement of specified earnings goals. All awards are payable in cash. Charges to expense for current and future distributions under the plans amounted to, $254,000, $168,000, and $1,030,000 for the years ended December 31, 1996, 1995 and 1994.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

N. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Summarized quarterly financial data for the Company for the years ended December 31, 1996 and 1995 is as follows:

                                                                    FIRST       SECOND        THIRD       FOURTH
                                                                   QUARTER      QUARTER      QUARTER      QUARTER
                                                                 ----------    --------      -------      -------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
1996
     Sales....................................................  $    60,835  $    67,092  $    64,396   $    56,276
     Gross profit.............................................       23,762       26,008       19,731        21,637
     Net income (loss)   .....................................  $      (431) $       185  $   (51,659)  $    (1,818)
                                                                ===========  ===========  ===========   ============
     Net income (loss) per weighted average common
        and common equivalent share...........................  $      (.04) $        02  $     (4.80)  $      (.17)
                                                                ===========  ===========  ===========   ============
     Weighted average common and common equivalent
        shares outstanding....................................   10,756,000   10,756,000   10,756,000    10,756,000

1995
     Sales....................................................  $    60,236  $    70,996  $    72,198   $    59,056
     Gross profit.............................................       24,709       28,224       27,641        22,810
     Net income (loss)   .....................................  $       678  $     1,560  $       636   $    (1,186)
                                                                ===========  ===========  ===========   ===========
     Net income (loss) per weighted average common
        and common equivalent share...........................  $       .06  $       .15  $       .06   $      (.11)
                                                                ===========  ===========  ===========   ===========
     Weighted average common and common equivalent
        shares outstanding....................................   10,757,000   10,754,000   10,753,000    10,734,000

     The Company's business is seasonal in nature, primarily as a result of the impact of weather conditions. Sales and gross profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters. Weather extremes tend to enhance sales by causing a higher incidence of parts failures and increasing sales of seasonal products. Rainy weather, however, tends to reduce sales by causing deferral of elective maintenance.

O.   BUSINESS COMBINATIONS

     On November 1, 1994, the Company purchased inventory and operating assets and assumed certain lease liabilities, of Wesco, a Division of Reddi Brake Supply Company, Inc. ("Reddi Brake"). Leases and inventory for eight auto parts stores were acquired. These stores serve the retail and commercial automotive aftermarket in the greater Los Angeles, California area. The Company paid approximately $9.8 million in cash and notes and assumed certain lease obligations of the Wesco Division. Approximately $6.6 million of the purchase price was paid in cash, which was financed under the Company's Credit Agreement with commercial banks. The balance of the purchase price is payable over up to five years. From November 1, 1996, through October 31, 1999, Reddi Brake will have the right to convert $1,263,347 of the deferred portion of the purchase price into 93,859 shares of the Company's Common Stock.

     The following unaudited pro forma summary presents information as if the acquisition had occurred at January 1, 1994. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise (in thousands except per share amounts):

                                                       YEAR ENDED DECEMBER 31
                                                             (UNAUDITED)
                                                     ------------------------
Pro forma sales...................................         $ 255,932
Pro forma net income..............................             8,738
Pro forma net income per common
        and common equivalent share...............               .81

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 annual meeting of stockholders.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 annual meeting of stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 annual meeting of stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 annual meeting of stockholders.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

       The following financial statements included on pages 17 through 31 in this Annual Report are for the year ended December 31, 1996.

     Report of Independent Public Accountants.
     Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Income (Loss) for the Years Ended December 31, 1996, 1995 and 1994. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.
     Notes to Consolidated Financial Statements.

     (a) 2. Financial Statement Schedules

       The following financial statement schedule is included:

     Schedule II Valuation and Qualifying Accounts.

     All other schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.


     (a) 3. Exhibits

       The following exhibits are filed as part of this annual report:

  EXHIBIT
  NUMBER
  -------

     3.1 Amended and Restated Certificate of Incorporation of Registrant, filed with the Secretary of State of the State of Delaware on May 13, 1991 (incorporated by reference to Exhibit 3.1 to the Form 10-Q Quarterly Report, File No. 0-19142, filed by Registrant for the period ended June 30, 1991).

     3.2 Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.4 to the Form S-1 Registration Statement filed by the Registrant under the Securities Act (No. 33-39778) (the "Form S-1")).

     4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Form 10-K Annual Report filed by Registrant for the year ended December 31, 1991).

     4.2 Rights Agreement, dated as of August 28, 1996, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Form 8-K Current Report dated August 30, 1996, filed by Registrant).

     4.4 Purchase and Sale Agreement between Hi-Lo Automotive, Inc. and Reddi Brake Supply Company, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 2.1 to the Form 10-Q Quarterly Report for the period ended September 30, 1994, filed by Registrant).

     10.1 Financing Agreement among Registrant's operating subsidiary, Hi-Lo Auto Supply, L.P., and the lender named therein, dated as of October 23, 1996, and Registrant's Guaranty relating thereto dated as of October 23, 1996 (the "Financing Agreement") (incorporated by reference to Exhibit 10.1 to the Form 10-Q Quarterly Report for the period ended September 30, 1996, filed by Registrant).

     #10.2  Letter dated December 20, 1996, amending the Financing Agreement.

     *10.3 Hi-Lo 1990 Stock Option Plan, as amended and restated through December 8, 1992, and Amendment to Hi-Lo 1990 Stock Option Plan dated January 25, 1993 (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report dated January 25, 1993, filed by Registrant.) Amendment to Hi-Lo Stock Option Plan dated February 10, 1995 (incorporated by reference to Exhibit 10.2 to the Form 10-K Annual Report filed by Registrant for the year ended December 31,
            1994).

     *10.4 Hi-Lo Automotive, Inc. 1991 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Form S-1 (No. 33-39778)).

     *10.5 Hi-Lo Automotive, Inc. Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 (No. 33-39778)).

     *10.6 Change of Control Employment Agreement dated May 9, 1995, with T. Michael Young (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report dated June 5, 1995, filed by Registrant).

     *10.7  Change of Control Employment Agreement dated May 9, 1995, with Gary
            D. Walther (incorporated by reference to Exhibit 10.3 to the Form 8-K Current Report dated June 5, 1995, filed by Registrant).

     *10.8 Change of Control Employment Agreement dated May 9, 1995, with K. Grant Hutchins (incorporated by reference to Exhibit 10.4 to the Form 8-K Current Report dated June 5, 1995, filed by Registrant).

     *10.9 Change of Control Employment Agreement dated May 9, 1995, with Edward P. Fabritiis (incorporated by reference to Exhibit 10.6 to the Form 8-K Current Report dated June 5, 1995, filed by Registrant).

     *10.10 Change of Control Employment Agreement dated August 16, 1995, with
            Conley P. Kyle (incorporated by reference to Exhibit 10.9 to the Form 10-K Annual Report filed by Registrant for the year ended December 31, 1995).

    #*10.11 Change of Control Employment Agreement dated May 14, 1996, with
            Daniel T. Bucaro.

    # 11.1  Schedule of Computation of Earnings Per Share.

    # 21.1  Subsidiaries of Registrant.

    # 23.1  Consent of Arthur Andersen LLP.

    *       Management compensatory plan or arrangement

    #       Filed herewith

            (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                      HI-LO AUTOMOTIVE, INC.

                      By     /S/ T. MICHAEL YOUNG
                                 T. Michael Young
                               CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                 AND DIRECTOR

                                                  March 28, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                     TITLE                                 DATE
                  ---------                                     -----                                 ----
            /S/ T. MICHAEL YOUNG                   Chairman, President, Chief                    March 28, 1997
              T. Michael Young                       Executive Officer and Director
                                                     (Principal Executive Officer)

             /S/ GARY D. WALTHER                   Vice President Finance, Treasurer             March 28, 1997
               Gary D. Walther                       and Chief Financial Officer
                                                     (Principal Financial Officer)

             /S/ DALE F. BRIDGES                   Controller and Chief Accounting               March 28, 1997
               Dale F. Bridges                       Officer

           /S/ RICHARD C. ADKERSON                 Director                                      March 28, 1997
             Richard C. Adkerson


          /S/ RICHARD Q. ARMSTRONG                 Director                                      March 28, 1997
            Richard Q. Armstrong


         /S/ CHARLES P. DURKIN, JR.                Director                                      March 28, 1997
           Charles P. Durkin, Jr.


             /S/ E. JAMES LOWREY                   Director                                      March 28, 1997
               E. James Lowrey


          /S/ EDWARD T. STORY, JR.                 Director                                      March 28, 1997
            Edward T. Story, Jr.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                         COLUMN A                             COLUMN B         COLUMN C        COLUMN D  COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                                                               ADDITIONS
                                                                        ---------------------
                                                                        CHARGED TO CHARGED TO
                                                              BEGINNING  COSTS AND    OTHER               END OF
                      CLASSIFICATION                          OF PERIOD  EXPENSES   ACCOUNTS  DEDUCTIONS  PERIOD
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
     Allowance for doubtful accounts receivable...........    $  1,459       632      --     1,162(1)     $   929
     Allowance for uncollectible vendor credits...........    $    319        87      --          --      $   406

Year ended December 31, 1995
     Allowance for doubtful accounts receivable...........    $    918     1,172      --       631(1)     $ 1,459
     Allowance for uncollectible vendor credits...........    $    208       111      --          --      $   319

Year ended December 31, 1994
     Allowance for doubtful accounts receivable...........    $    688       674      --       444(1)     $   918
     Allowance for uncollectible vendor credits...........    $    170       120      --        82(1)     $   208

(1) Charge off of uncollectible accounts.
                                       36