Form 10-Q
period 1997-03-31
HI LO AUTOMOTIVE INC /DE
filed 1997-05-13
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1997

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

Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 10,775,109 shares outstanding of the issuer's only class of common stock as of May 1, 1997.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                           FORM 10-Q TABLE OF CONTENTS
                                 MARCH 31, 1997

                                                                            PAGE

Part I - FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements and Notes ..................   3

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................  10


Part II - OTHER INFORMATION

      Item 1. Not Applicable

      Item 2. Not Applicable

      Item 3. Not Applicable

      Item 4. Not Applicable

      Item 5. Not Applicable

      Item 6. Exhibits and Reports on Form 8-K .............................  14

SIGNATURE PAGE .............................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        ----------   ----------
                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 Cash ................................................  $      135   $    1,180
 Accounts receivable -
   Trade, net of allowance for doubtful accounts
     of $741 and $929 ................................       6,303        5,651
   Other .............................................       5,137        6,878
 Inventories .........................................      95,260       91,401
 Prepaids and other assets ...........................       1,865        1,628
                                                        ----------   ----------
        Total current assets .........................     108,700      106,738

PROPERTY AND EQUIPMENT, net ..........................      31,949       31,980
DEFERRED INCOME TAXES AND OTHER ......................       3,353        3,620
                                                        ----------   ----------
                                                        $  144,002   $  142,338
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt ................         586          750
 Accounts payable and accrued liabilities ............      35,167       32,600
                                                        ----------   ----------
          Total current liabilities ..................      35,753       33,350

LONG-TERM  DEBT, net of current maturities ...........      45,386       45,612
OTHER LIABILITIES ....................................       4,047        4,082

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued ...................        --           --
  Common stock, $.01 par value, 30,000,000
    shares authorized, 10,775,109 and 10,775,109
    shares issued and outstanding ....................         108          108
  Additional paid-in capital .........................      68,316       68,316
  Retained earnings ..................................      (9,608)      (9,130)
                                                        ----------   ----------
       Total stockholders' equity ....................      58,816       59,294
                                                        ----------   ----------
                                                        $  144,002   $  142,338
                                                        ==========   ==========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Sales ........................................    $     55,505     $     60,835

Costs and expenses:

Cost of goods sold, buying and
  distribution ...............................          33,129           37,073

Operating, selling, general and
  administrative .............................          21,991           22,991
                                                  ------------     ------------

Operating income .............................             385              771

Interest expense .............................           1,122            1,022

Other (income) expense, net ..................             (19)             281
                                                  ------------     ------------

Income (loss) before taxes on income
  (benefit from loss) ........................            (718)            (532)

Taxes on income (benefit from loss) ..........            (240)            (101)
                                                  ------------     ------------

Net income (loss) ............................    $       (478)    $       (431)
                                                  ============     ============
Net income (loss) per common and
  common equivalent share ....................    $       (.04)    $       (.04)
                                                  ============     ============
Weighted average common and common
  equivalent shares outstanding ..............      10,775,000       10,756,000

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                         COMMON STOCK     ADDITIONAL   RETAINED
                                      ------------------    PAID-IN    EARNINGS
                                        SHARES     AMOUNT   CAPITAL     DEFICIT
                                      ----------    ----    -------    --------
Balance, December 31, 1995 .......    10,756,350    $108    $68,277    $ 44,593

Issuance of common stock .........        18,759     --          39        --

Net income (loss) ................          --       --        --       (53,723)
                                      ----------    ----    -------    --------

Balance, December 31, 1996 .......    10,775,109    $108    $68,316    $ (9,130)

Issuance of common stock .........          --       --        --          --

Net income (loss) ................          --       --        --          (478)
                                      ----------    ----    -------    --------

Balance, March 31, 1997 ..........    10,775,109    $108    $68,316    $ (9,608)
                                      ==========    ====    =======    ========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ..................................  $     (478)  $     (431)
                                                        ----------   ----------
  Adjustments to reconcile net income to cash
    provided by operating activities -
      Depreciation and amortization ..................       1,039        1,740
      Other ..........................................         (44)        --
      Changes in assets and liabilities -
        Accounts receivable, net of allowances for
          doubtful accounts ..........................       1,336          655
        Inventories ..................................      (3,859)        (828)
        Prepaids and other assets ....................        (238)      (1,374)
        Accounts payable and other accrued liabilities       2,566       (2,480)
        Income taxes payable/receivable ..............        (247)        (529)
                                                        ----------   ----------
          Total adjustments ..........................         553       (2,816)
                                                        ----------   ----------
            Net cash provided by (used in)
              operating activities ...................          75       (3,247)
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................      (1,027)      (1,248)
  Proceeds from assets sold ..........................         326         --
                                                        ----------   ----------
            Net cash used in investing activities ....        (701)      (1,248)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Payments) on indebtedness ................        (419)       3,314
                                                        ----------   ----------
            Net cash provided by (used in)
              financing activities ...................        (419)       3,314
                                                        ----------   ----------

INCREASE (DECREASE) IN CASH ..........................      (1,045)      (1,181)
CASH AT BEGINNING OF PERIOD ..........................       1,180        1,800
                                                        ----------   ----------
CASH AT END OF PERIOD ................................  $      135   $      619
                                                        ==========   ==========

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ending March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference should be made to the annual consolidated financial statements and notes thereto for the year ending December 31, 1996.

      Balance sheet information for December 31, 1996, has been derived from the 1996 annual audited financial statements.

      The Company costs its inventory on the last-in, first-out (LIFO) method. Had the first in, first out (FIFO) inventory costing method been used, inventories would have been equal to the LIFO balance at December 31, 1996 and 1995; and March 31, 1997 and 1996.

B.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Net income per common and common equivalent share is based on the weighted average number of common shares outstanding and assumes exercise of outstanding options for Common Stock which are dilutive, using the treasury stock method.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 revises the standards for computing earnings per share currently prescribed by APB Opinion No. 15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements and will be effective for the Company for the year ending December 31, 1997. The earnings per share in the accompanying financial statements were computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS No. 128, which is determined using only the weighted average shares outstanding. The Company also has potentially dilutive outstanding options that would not be included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be anti-dilutive.

C.  DEBT

  BORROWINGS

      Debt consisted of the following (in thousands):

                                                 MARCH 31, 1997
                                                 -------------
                 Note payable to a bank .......  $      44,027
                 Long-term debt ...............          1,737
                 Capital lease obligations ....            208
                                                 -------------
                                                        45,972
                 Less - Current maturities ....            586
                                                 -------------
                                                 $      45,386
                                                 =============

      The weighted average interest rate on the note payable to a bank was 7.84% and 6.65% at March 31, 1997 and March 31, 1996.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

            On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for up to $60.0 million of borrowing availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures to $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restrict operating lease payments to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of March 31, 1997.

      At March 31, 1997, the Company had $44.0 million outstanding under the credit facility and total unutilized credit facilities of approximately $8.6 million.

      The Company has established irrevocable letters of credit totaling $1,200,000 as security for various insurance contracts.

      The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the debt is priced based upon a floating rate.


D.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                     1997        1996
                                                  ----------  ----------
        Cash paid during the period for:
             Interest ..........................  $    1,352  $      879
             Income taxes ......................  $     --    $     --

E.  STOCKHOLDERS' EQUITY

      The Board of Directors and the Company's stockholders have approved the Hi-Lo Automotive, Inc. 1990 Stock Option and 1991 Associate Stock Purchase Plans, as amended. The Stock Option Plan reserves 1,400,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At March 31, 1997, options for 1,037,366 shares were outstanding, 39,723 shares had been exercised, 845,977 shares had been canceled and 322,911 shares were available for issuance.

      Under the Stock Purchase Plan, each eligible employee has the right to purchase shares as determined by the Plan formula. As of March 31, 1997, of the 175,000 shares of the Company's Common Stock reserved for issuance under this Plan, 132,270 shares had been issued and 42,730 shares of the Company's Common Stock remained reserved for issuance.

Preferred Share Purchase Rights

      On August 23, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan to help assure that all of the Company's stockholders receive fair and equal treatment in the event of a proposed take over of the Company. The Rights Plan was effected by issuing one preferred share purchase right for each outstanding share of common stock.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

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

      The Company sells automotive aftermarket parts, products and accessories to retail and commercial customers through retail stores in Texas, Louisiana and California.

      The Company's store openings prior to 1997 were generally in markets where existing national competitors already have and/or are opening stores. Certain national competitors have also continued to open new stores in Hi/LO's existing markets. Management believes that the markets in which it operates will continue to see increasing competition for the foreseeable future. New store competition has a significant short term impact on retail sales of the Company's nearby stores. Future successful financial results are dependent upon the Company's ability to compete effectively with these national competitors.

      To respond to increased competition, the Company is remodeling older stores located near recently opened competitor stores, improving customer service, reducing operating, selling, and general and administrative costs when appropriate, and continuing to improve distribution efficiencies. These initiatives are being supported by changes in product assortment, including more high quality product offerings and increased sales and marketing efforts in the commercial markets. Additionally, the Company has plans to open up to five new stores during 1997, and is focusing on the performance of its existing stores to improve profitability. The Company identified up to 11 under performing stores during 1996 which it plans to close by year end 1997, three of which have been closed in 1996 and one of which closed in the first quarter of 1997. The commercial program is also being streamlined and consolidated including the outsourcing of commercial delivery in many locations.

      Management believes the Company is regaining its momentum and as a result of the initiatives begun in response to the increased competition, as well as expected seasonal increases in sales and profitability, the Company's financial results are expected to improve in the Second Quarter of 1997. Historically, the Company's second and third quarters are strongest because of seasonal sales volume increases. The Company can not, however, provide any assurance that it will be profitable for any reporting period in 1997.

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

                                              QUARTER ENDED
                                                MARCH 31,
                                          --------------------
                                            1997        1996   PERCENTAGE CHANGE
                                          --------    --------    ----------
Sales ..................................     100.0%      100.0%         (8.8)%
Cost of sales ..........................      59.7        60.9         (10.6)
                                          --------    --------    ----------
Gross profit ...........................      40.3        39.1          (5.8)
Operating, selling, general
 and administrative expenses ...........      39.6        37.8          (4.3)
                                          --------    --------    ----------
Operating income .......................       0.7         1.3         (50.1)
Interest expense .......................       2.0         1.7           9.8
Other (income) expense, net ............      --           0.5         106.8
                                          --------    --------    ----------
Income (loss) before taxes .............      (1.3)       (0.9)        (35.0)
Taxes (tax benefit) on income (loss) ...      (0.4)       (0.2)       (137.6)
                                          --------    --------    ----------
Net income (loss) ......................      (0.9)%      (0.7)%       (10.9)%
                                          ========    ========    ==========

THREE MONTHS ENDED MARCH 31, 1997 (FIRST QUARTER) COMPARED TO MARCH 31, 1996

      Sales of $55.5 million decreased by $5.3 million, or 8.8%, from the comparable 1996 quarter. The decrease was due to same store sales declines of $4.7 million or 7.8% and $0.6 million or 1.0%, due to store closings. The Company's markets continue to be highly competitive and weather conditions such as the mild and wet First Quarter of 1997 adversely impact sales volumes. Same store sales represent a comparison of store sales between corresponding full periods and includes only stores open for both periods. At the end of the First Quarter of 1997, the Company had 190 stores in operation compared to 194 at the end of the First Quarter of 1996.

      Gross profit was $22.4 million, or 40.3% of sales, compared with $23.8 million, or 39.1% of sales, for the First Quarter of 1996. The 1.2% increase in gross profit, as a percentage of sales, was attributable to improved product margins at the point of sale together with a shift in mix to the higher margin retail business. During the First Quarter of 1997, the continued emphasis on higher margin branded products and increased commodity margins contributed to the increased profit margins.

      Operating, selling, general and administrative expenses for the quarter were $22.0 million, or 39.6% of sales, compared to $23.0 million, or 37.8% of sales, for the First Quarter of 1996. The decrease in costs of $1.0 million was a result of lower operating, selling, general and administrative costs associated with continuing efforts to reduce costs to minimize the impact of lower sales volumes on profitability.

      Operating income was $0.4 million, or 0.7% of sales, compared to $0.8 million, or 1.3% of sales, in the First Quarter of 1996, due to the factors discussed above.

      Interest expense was $1.1 million, or 2.0% of sales, compared to $1.0 million, or 1.7% of sales, for the First Quarter of 1996. The increase resulted primarily from higher average interest rates during the period.

      The Company's effective income tax rate (benefit) was (33.0)% of the pre-tax income (loss) compared to (19.0)% of pre-tax income (loss) for the First Quarter of 1996. The increase in this benefit as a result of the pre-tax loss was attributable to the amortization of goodwill in 1996, which is not deductible for federal income tax purposes.

      The Company's loss increased $0.1 million to $0.5 million or .9% of sales in the First Quarter of 1997 as compared to a net loss of $0.4 million in the First Quarter of 1996, due to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities during the First Quarter of 1997 provided net cash of $0.1 million, primarily from replacing a cash collateralized letter of credit with a standby letter of credit. Investing activities utilized $0.7 million of cash, principally related to the Company's capital expenditures. Financing activities used $0.4 million of cash, principally to reduce the outstanding balance under the credit agreement.

      During the First Quarter of 1997, the Company remodeled one store and completed its national call center. The Company has financed its growth through a combination of internally generated funds, bank borrowings, sale and lease back transactions, and issuance of common stock. Capital expenditures were $1.0 million during the first three months of 1997 compared to $1.2 million for the same period of 1996.

      The Company plans to open up to five stores during 1997. The Company also plans to remodel or relocate approximately seven stores prior to the end of 1997. Planned capital expenditures for the remainder of 1997, including those associated with new store openings, remodels, and relocations, will be approximately $4.2 to $4.9 million before sale lease back and direct lease transactions.

      The Company's primary capital requirements have been for new store openings, including related inventories and for store remodelings, relocations and acquisitions. Capital expenditures, which principally related to new, remodeled or relocated stores, were $4.3 million in 1996, $12.1 million in 1995, and $22.0 million in 1994. From the beginning of 1994 through the end of 1996, the Company opened or acquired 44 stores and closed three stores and total merchandise inventories increased by approximately $26.9 million. The Company has financed this growth through a combination of equity, sale-leaseback transactions, borrowings and internally generated funds. Most of the Company's store sites are leased.

      The Company evaluates all capital expenditures on a case by case basis to determine whether such expenditures are prudent under current market conditions. The Company did not open any new stores during 1996. The Company remodeled or relocated ten stores during 1996. Total capital expenditures, including those associated with remodels, relocations and conversions, during 1996 were approximately $4.3 million.

      On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for up to $60.0 million of borrowing availability under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures. Capital expenditures are limited to $5.9 million for 1997, $5.0 million for 1998 and 1999. Additionally, operating lease payments are restricted to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of March 31, 1997.

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

      At March 31, 1997, the Company had $44.0 million outstanding under the credit facility and total unutilized credit facilities of approximately $8.6 million.

      Although the Company believes that existing working capital, cash flows from operations, bank borrowings, sale- leasebacks of retail properties and sales of excess real estate will be sufficient to fund both capital and liquidity needs of the Company for the next year, the Company's ability to access capital due to its declining operating results in recent periods could have an adverse impact on the Company's ability to compete effectively in its markets.

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

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hi-Lo Automotive, Inc.

Date: May 12, 1997                        /s/ T. Michael Young
                                          T. Michael Young
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer

Date: May 12, 1997                        /s/ Gary D. Walther
                                          Gary D. Walther
                                          Vice President-Finance and
                                          Chief Financial Officer

Date: May 12, 1997                        /s/ Dale F. Bridges
                                          Dale F. Bridges
                                          Controller and
                                          Chief Accounting Officer