Form 10-Q
period 1997-06-30
HI LO AUTOMOTIVE INC /DE
filed 1997-08-14
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1997

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


Yes [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        There were 10,775,109 shares outstanding of the issuer's only class of common stock as of August 14, 1997.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                           FORM 10-Q TABLE OF CONTENTS
                                  JUNE 30, 1997

                                                                            PAGE

Part I - FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements and Notes..................  3

        Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 10


Part II - OTHER INFORMATION

        Item 1.Legal Proceedings............................................ 14

        Item 2.Not Applicable

        Item 3.Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.......... 14

        Item 5.Not Applicable

        Item 6.Exhibits and Reports on Form 8-K............................. 14

SIGNATURE  PAGE............................................................. 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997         1996
                                                                            ------------   ------------
                                                                             (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
 Cash ......................................................................  $     604   $   1,180
 Accounts receivable -
   Trade, net of allowance for doubtful accounts of $573 and $929 ..........      7,539       5,651
   Other ...................................................................      5,134       6,878
 Inventories ...............................................................     93,819      91,401
 Prepaids and other assets .................................................      1,844       1,628
                                                                              ---------   ---------
        Total current assets ...............................................    108,940     106,738

PROPERTY AND EQUIPMENT, net ................................................     31,275      31,980
DEFERRED INCOME TAXES AND OTHER ............................................      3,339       3,620
                                                                              ---------   ---------
                                                                              $ 143,554   $ 142,338


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt ......................................        580         750
 Accounts payable and accrued liabilities ..................................     30,979      32,600
                                                                              ---------   ---------
          Total current liabilities ........................................     31,559      33,350

LONG-TERM  DEBT, net of current maturities .................................     48,138      45,612
OTHER LIABILITIES ..........................................................      3,944       4,082

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued ............................................................       --          --
  Common stock, $.01 par value, 30,000,000 shares authorized, 10,775,109
    and 10,775,109 shares issued and outstanding ...........................        108         108
  Additional paid-in capital ...............................................     68,316      68,316
  Retained earnings (deficit) ..............................................     (8,511)     (9,130)
                                                                              ---------   ---------
       Total stockholders' equity ..........................................     59,913      59,294
                                                                              ---------   ---------
                                                                              $ 143,554   $ 142,338

                        See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     QUARTER ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                -----------------------      ----------------------
                                                  1997           1996          1997          1996
                                                ---------     ---------      --------      --------
 Sales........................................  $  63,760     $  67,092      $119,265      $127,927

 Costs and expenses:

 Cost of goods sold, buying and
  distribution................................     38,635        41,084       71,765         78,157

 Operating, selling,
  general and administrative..................     22,302        24,293       44,293         47,284
                                                ---------     ---------      -------       --------

Operating income..............................      2,823         1,715        3,207          2,486

 Interest expense.............................      1,108         1,054        2,230          2,076

 Other (income) expense, net..................         11           249           (8)           530
                                                ---------     ---------      -------       --------

Income (loss) before taxes on income..........      1,704           412           985          (120)

 Taxes on income..............................        606           227           366           126
                                                ---------     ---------      --------      --------

Net income (loss).............................  $   1,098     $     185      $    619      $   (246)
                                                =========     =========      ========      ========

 Net income (loss) per common and common
 equivalent share.............................  $     .10     $    0.02      $    .06      $  (0.02)
                                                =========     =========      ========      ========

 Weighted average common and common
 equivalent shares outstanding................  10,775,000    10,756,000     10,775,000    10,756,000

                           See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                  COMMON STOCK       ADDITIONAL   RETAINED
                                ------------------     PAID-IN    EARNINGS
                                SHARES      AMOUNT     CAPITAL    (DEFICIT)
                                ------      ------     -------    ---------

Balance, December 31, 1995     10,756,350   $ 108      $68,277    $44,593

Issuance of common stock          18,759        0          39

Net (loss)                                                         (53,723)
                               ----------   -----      -------    --------
Balance, December 31, 1996     10,775,109   $ 108      $68,316    $(9,130)

Net income                                                            619
                               ----------   -----      -------    --------
Balance, June 30, 1997         10,775,109   $ 108      $68,316    $(8,511)
                               ==========   =====      =======    ========

                        See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        ----------------
                                                                          1997     1996
                                                                        -------   ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................  $   619   $  (246)
                                                                        -------   -------
  Adjustments to reconcile net income (loss) to cash provided by
    (used in) operating activities -
      Depreciation and amortization ..................................    1,982     3,547
      Assets written off closed stores ...............................       36
      Deferred tax provision .........................................     --        --
      Gain on sale of fixed assets ...................................      (62)      (15)
      Changes in assets and liabilities -
        Accounts receivable, net of allowances for doubtful accounts .     (493)     (833)
        Inventories ..................................................   (2,418)   (3,044)
        Prepaids and other assets ....................................     (216)       97
        Accounts payable and accrued liabilities .....................   (1,621)    3,741
        Income taxes payable/(receivable) ............................      349      (313)
                                                                        -------   -------
          Total adjustments ..........................................   (2,443)    3,180
                                                                        -------   -------
            Net cash provided by (used in) operating activities ......   (1,824)    2,934
                                                                        -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................   (1,670)   (2,461)
  Proceeds from the sale of assets ...................................      594        18
                                                                        -------   -------
            Net cash used in investing activities ....................   (1,076)   (2,443)
                                                                        -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from indebtedness, net ....................................    2,324     1,583
                                                                        -------   -------

            Net cash provided by financing activities ................    2,324     1,583
                                                                        -------   -------

INCREASE (DECREASE) IN CASH ..........................................     (576)    2,074
CASH AT BEGINNING OF PERIOD ..........................................    1,180     1,800
                                                                        -------   -------
CASH AT END OF PERIOD ................................................  $   604   $ 3,874
                                                                        =======   =======

                 See Notes to Consolidated Financial Statements

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference should be made to the annual consolidated financial statements and notes thereto for the year ended December 31, 1996.

        Balance sheet information for December 31, 1996, has been derived from the 1996 annual audited financial statements.

        The Company costs its inventory on the last-in, first-out (LIFO) method. Had the first in, first out (FIFO) inventory costing method been used, inventories would have been equal to the LIFO balance at December 31, 1996 and 1995; and March 31, 1997 and 1996; and June 30, 1997 and 1996.

B.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Net income per common and common equivalent share is based on the weighted average number of common shares outstanding and assumes exercise of outstanding options for Common Stock which are dilutive, using the treasury stock method.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15. SFAS No. 128 will be effective for the Company for the year ending December 31, 1997. The earnings per share in the accompanying financial statements were computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS No. 128, which is determined using only the weighted average shares outstanding. The Company also has potentially dilutive outstanding options that would not be included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be anti-dilutive.

C.  DEBT

  BORROWINGS

        Debt consisted of the following (in thousands):
                                                                     JUNE 30,
                                                                      1997
                                                                     ------
               Note payable to a bank............................    $46,961
               Long-term debt....................................     1,579
               Capital lease obligations.........................       178
                                                                     ------
                                                                     48,718
               Less - Current maturities.........................       580
                                                                     ------
                                                                     $48,138
                                                                     ======

At June 30, 1997, the weighted average interest rate on the note payable to a bank was 8.0%.

                     HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

        On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for up to $60.0 million of borrowings under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, liquidity and acquisitions, and restrict capital expenditures to $5.9 million for 1997, and $5.0 million for 1998 and 1999; and restrict operating lease payments to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of June 30, 1997.

        At June 30, 1997, the Company had $47.0 million outstanding under the credit facility and total unutilized credit facilities of approximately $5.8 million.

        The Company has established irrevocable letters of credit totaling $1.2 million as security for various insurance contracts.

        The book values of cash, trade accounts receivables and accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the debt is priced based upon a floating rate.

D.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ------------------
                                                     1997        1996
                                                    ------      ------
        Cash paid during the period for:
               Interest...........................  $2,393      $2,050
               Income taxes.......................  $    0      $    0

E.  STOCKHOLDERS' EQUITY

        The Board of Directors and the Company's stockholders approved the Hi-Lo Automotive, Inc. 1990 Stock Option and 1991 Associate Stock Purchase Plans, as amended. The Stock Option Plan reserves 1,400,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At June 30, 1997, options for 1,180,066 shares were outstanding, 39,723 shares had been exercised, 972,777 shares had been canceled and 180,211 shares were available for issuance.

        Under the Stock Purchase Plan, each eligible employee has the right to purchase shares as determined by the Plan formula. As of June 30, 1997, of the 175,000 shares of the Company's Common Stock reserved for issuance under this Plan, 113,511 shares had been issued and 61,489 shares of the Company's Common Stock remained reserved for issuance.

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

        The Company's store openings prior to 1997 were generally in markets where existing national competitors already have and/or are opening stores. Certain national competitors have also continued to open new stores in Hi/LO's existing markets. Management believes that the markets in which it operates will continue to see increasing competition for the foreseeable future. New store competition has a significant short-term impact on retail sales of the Company's nearby stores. Future successful financial results are dependent upon the Company's ability to compete effectively with these national competitors.

        To respond to increased competition, the Company is remodeling older stores located near recently opened competitor stores, improving customer service, reducing operating, selling, and general and administrative costs when appropriate, and continuing to improve distribution efficiencies. These initiatives are being supported by changes in product assortment, including more high quality product offerings and increased sales and marketing efforts in the commercial markets. Additionally, the Company has plans to open three to five new stores during 1997, and is focusing on the performance of its existing stores to improve profitability. The Company identified up to 11 under performing stores during 1996 which it plans to close by year end 1997, three of which were closed in 1996 and three of which have already been closed in 1997. The commercial program is also being streamlined and consolidated including the centralization of receiving commercial orders.

        Management believes the Company is regaining its momentum and as a result of the initiatives begun in response to the increased competition, as well as expected seasonal increases in sales and profitability, the Company's financial results began to improve in the Second Quarter of 1997. Historically, the Company's second and third quarters are strongest because of seasonal sales volume increases. The Company can not, however, provide any assurance that its results will continue to improve or even remain at current levels.

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

                                  QUARTER ENDED        SIX MONTHS ENDED     PERCENTAGE CHANGE
                                    JUNE 30,               JUNE 30,         QUARTER SIX MONTHS
                                -----------------      ----------------     ------------------
                                1997        1996       1997        1996
Sales.....................      100.0%      100.0%     100.0%      100.0%     (5.0)%   (6.8)%
Cost of sales.............      60.6        61.2        60.2       61.1       (6.0)    (8.2)
                                ----        ----       -----       ----
Gross profit..............      39.4        38.8        39.8       38.9       (3.4)    (4.6)
Operating, selling, general
 and administrative expenses    35.0        36.2        37.1       37.0       (8.1)    (6.3)
                                    ------------       -----       ----       ----
Operating income..........       4.4         2.6         2.7        1.9       64.8     29.1
Interest expense..........       1.7         1.6         1.9        1.6        4.9      7.4
Other expense, net........       0.0         0.4         0.0        0.4      (95.6)  (101.5)
                                ----        ----       -----       ----
Income (loss) before taxes       2.7         0.6          .8        (.1)      313.6   (920.8)
Taxes on income...........       1.0         0.3          .3         .1       167.0    190.5
                                ----        ----       -----       ----
Net income (loss).........       1.7%        0.3%         .5%      (0.2)%     493.5%   (351.6)%
                                ====        ====       =====       ====

THREE MONTHS ENDED JUNE 30, 1997 (SECOND QUARTER) COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

       Sales for the second quarter of 1997 decreased by $3.3 million, or 5.0%, over the comparable 1996 quarter. The decrease was due primarily to same store sales decreases of $2.4 million, or 3.6% of sales, as well as the closing of six stores since the second quarter of 1996. Same store sales represent a comparison of store sales between corresponding full periods. At the end of the second quarter of 1997, the Company had 188 stores in operation compared to 194 at the end of the second quarter of 1996.

       Gross profit for the second quarter of 1997 was $25.1 million, or 39.4% of sales, compared with $26.0 million, or 38.8% of sales, for the second quarter of 1996. The increase in gross profit as a percent of sales was attributable to improved product margins together with a shift in the mix of sales to the higher margin retail business.

       Operating, selling, general and administrative expenses for the second quarter of 1997 were $22.3 million, or 35.0% of sales, compared to $24.3 million, or 36.2% of sales, for the second quarter of 1996. This decrease of 8.1% was the result of more effective operating cost control. Operating costs were also favorably impacted by lower insurance costs as a result of favorable experience in certain employee health and welfare benefit programs.

       Operating income for the second quarter of 1997 was $2.8 million, or 4.4% of sales, compared to $1.7 million, or 2.6% of sales, in the second quarter of 1996, due to the factors discussed above.

       Interest expense for the second quarter of 1997 was $1.1 million, or 1.7% of sales, compared to $1.1 million, or 1.6% of sales, for the second quarter of 1996.

       The Company's effective income tax rate for the second quarter of 1997 decreased to 35.5% of pre-tax income compared to 55.1% for the second quarter of 1996, primarily as a result of an increase in pre-tax income and the write off of cost in excess of net assets acquired in the third quarter of 1996, which is a permanent book-tax difference.

       Net income of $1.1 million for the second quarter of 1997, or 1.7% of sales, increased $.9 million, or 493.5%, from $0.2 million, or 0.3% of sales, in the second quarter of 1996, due primarily to the reduction in operating, selling, general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 1997 (THE 1997 PERIOD) COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

       Sales for the 1997 Period decreased by $8.7 million, or 6.8%, from the comparable period in 1996. The decrease resulted from same store sales decreases of $7.1 million, or 5.6% of sales, as well as the closing of six stores between the end of the two periods. Same store sales represent a comparison of store sales between corresponding full periods.

       Gross profit for the 1997 Period was $47.5 million, or 39.8% of sales, compared with $49.8 million, or 38.9% of sales, for the comparable 1996 period. The increase in gross profit as a percent of sales was attributable primarily to improved product margins at the point of sale, together with a shift in the mix of sales to the higher margin retail business. The Company's continued emphasis on higher margin branded products also contributed to the increased margins.

       Operating, selling, general and administrative expenses for the 1997 Period decreased by $3.0 million, or 6.3% over the comparable 1996 period, primarily due to lower sales volumes and better cost control.

       Operating income in the 1997 Period of $3.2 million, or 2.7% of sales, increased by $.7 million, or 29.1%, from the prior year's comparable period levels of $2.5 million, or 1.9% of sales, due to the factors discussed previously.

       Interest expense for the 1997 Period was $2.2 million, or 1.9% of sales, compared to $2.1 million, or 1.6% of sales, for 1996 because of higher debt levels during the period.

       The Company's effective income tax rate for the 1997 Period changed to 37.1% of the pre-tax income, as compared to 105% of 1996 net loss. The decrease resulted from an increase in pre-tax income and the write off of cost in excess of net assets acquired in the third quarter of 1996, which is a permanent book-tax difference.

       Net income for the 1997 Period was $0.6 million, or 0.5% of sales, compared to the 1996 net loss of $0.2 million, or 0.2% of sales due primarily to the reduction in operating, selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's operating activities during the first six months of 1997 utilized net cash of $1.8 million primarily for increased inventories and as a result of paying vendors more quickly than in 1996. Investing activities utilized $1.1 million of net cash, principally related to the Company's capital expenditures. Financing activities provided $2.3 million of cash, resulting from net borrowings under the Company's credit facility.

       The Company has historically financed its growth and operations through a combination of internally generated funds, bank borrowings, sale and lease back transactions, and issuance of common stock. Capital expenditures were $1.7 million during the first six months of 1997 compared to $2.5 million for the same period of 1996.

       The Company plans to open three to five stores during 1997. The Company also plans to remodel or relocate approximately seven additional stores prior to the end of 1997. Planned capital expenditures for the remainder of 1997, including those associated with remodels, relocations and conversions, will be approximately $3.5 to $4.2 million before sale and lease back and direct lease transactions.

       Inventories have increased $2.4 million since December 31, 1996. This is primarily related to the increase in store and distribution center inventories in preparation for the seasonal increase in sales in the second and third quarters. Average Company inventories per store, including distribution center inventories, at the end of June 30, 1997, were approximately $499,000 compared to approximately $479,000 at December 31, 1996, and $515,000 at June 30, 1996. This increase over December 1996 was funded through borrowings under the Company's credit facility.

       The Company's existing credit facility contains covenants relating to the Company's working capital, net worth, leverage, liquidity and certain acquisitions. For a more detailed description of the Company's credit facilities, see the Notes to Consolidated Financial Statements. The Company funds its capital and liquidity needs through existing working capital, cash flows from operations, bank borrowings and sale and lease back of retail properties.

       On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for up to $60.0 million of borrowings under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lender. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures. Capital expenditures are limited to $5.9 million for 1997, $5.0 million for 1998 and 1999. Additionally, operating lease payments are restricted to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of June 30, 1997.

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

       At June 30, 1997, the Company had $47.0 million outstanding under the credit facility and total unutilized credit facilities of approximately $5.8 million.

       Although the Company believes that existing working capital, cash flows from operations, bank borrowings, sale- leasebacks of retail properties and sales of excess real estate will be sufficient to fund both capital and liquidity needs of the Company for the next year, the Company's ability to access capital due to its operating results in recent periods could have an adverse impact on the Company's ability to compete effectively in its markets.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       In July 1997, the Company's operating subsidiary, Hi-Lo Auto Supply, L.P. ("Hi/LO") was served with a purported class action petition styled "Charles Beresky vs. Hi-Lo Auto Supply, L.P.," Cause No. B-157-070 in the District Court of Jefferson County, Texas, 60th Judicial District. The petition alleges that Hi/LO developed a scheme to promote, offer and sell "old," "used" and "out of warranty" batteries as if the batteries were new and seeks certification as a class action on behalf of all persons and entities in the United States that have purchased a battery from Hi/LO during the period May 5, 1990 to the present. In the petition, the plaintiffs purport to state causes of action for deceptive trade practices violations, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty, and the plaintiffs seek actual damages, treble damages, punitive damages, attorneys' fees and pre- and post-judgement interest.

       This lawsuit is similar to class action litigation brought against a number of retail auto parts chains and other retailers of aftermarket automotive batteries. While it is too early to predict the impact of this litigation, Hi/LO believes the claims are without merit and intends to vigorously defend this action.

       The Company and/or its subsidiaries is also party to various routine claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       The 1997 Annual Meeting of Stockholders of the Company was held on May 20, 1997. At such meeting, each of the following persons listed below, all of whom were incumbent directors, were re-elected to the Board of Directors of the Company for a term ending at the Company's 1998 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name:

NAME OF DIRECTOR                         NUMBER OF VOTES CAST
                                                      BROKER
                                FOR      WITHHELD    NON-VOTE       ABSTAIN
Richard C. Adkerson         8,963,232     1,025,350          0            0
Richard Q. Armstrong        8,959,432     1,029,150          0            0
Charles P. Durkin, Jr.      8,958,832     1,029,750          0            0
E. James Lowrey             8,975,732     1,012,850          0            0
Edward T. Story, Jr.        8,962,832     1,025,750          0            0
T. Michael Young            8,975,803     1,012,779          0            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 11.1        Schedule of Computation of Earnings Per Share

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Hi-Lo Automotive, Inc.

Date: August 14, 1997
                                                   /s/ T. Michael Young
                                                   T. Michael Young
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer

Date: August 14, 1997
                                                   /s/ Gary D. Walther
                                                   Gary D. Walther
                                                   Vice President-Finance and
                                                   Chief Financial Officer