Form 10-Q
period 1997-09-30
HI LO AUTOMOTIVE INC /DE
filed 1997-11-14
CIK 874188

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1997

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


Yes  X     No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      There were 10,775,109 shares outstanding of the issuer's only class of common stock as of November 3, 1997.

                    HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES
                          FORM 10-Q TABLE OF CONTENTS
                              SEPTEMBER 30, 1997

                                                                          PAGE

Part I - FINANCIAL INFORMATION

      Item 1Consolidated Financial Statements and Notes....................  3

      Item 2Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 10


Part II - OTHER INFORMATION

      Item 1Legal Proceedings.............................................. 15


      Item 6Exhibits and Reports on Form 8-K............................... 15

SIGNATURE  PAGE............................................................ 16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                    HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30   DECEMBER 31,
                                                                       1997          1996
                                                                   ------------   ------------
                                                                           (UNAUDITED)
                                   A S S E T S
CURRENT ASSETS:
 Cash ...........................................................     $     420      $   1,180
 Accounts receivable -
   Trade, net of allowance for doubtful accounts of $511 and $929         7,800          5,651
   Other (includes a federal income tax receivable of $2862) ....         5,845          6,878
 Inventories ....................................................        92,381         91,401
 Prepaids and other assets ......................................         3,261          3,281
                                                                      ---------      ---------
        Total current assets ....................................       109,707        108,391

PROPERTY AND EQUIPMENT, net .....................................        29,716         31,980
DEFERRED INCOME TAXES AND OTHER .................................         3,412          3,717
                                                                      ---------      ---------
                                                                      $ 142,835      $ 144,088
                                                                      =========      =========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
 Current maturities of long-term debt ...........................           574            750
 Accounts payable and accrued liabilities .......................        34,492         34,350
                                                                      ---------      ---------
          Total current liabilities .............................        35,066         35,100

LONG-TERM  DEBT, net of current maturities ......................        42,654         45,612
OTHER LIABILITIES ...............................................         3,888          4,082

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued .................................................          --             --
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,775,109 and 10,775,109 shares issued
    and outstanding .............................................           108            108
  Additional paid-in capital ....................................        68,316         68,316
  Retained earnings (deficit) ...................................        (7,197)        (9,130)
                                                                      ---------      ---------
       Total stockholders' equity ...............................        61,227         59,294
                                                                      ---------      ---------
                                                                      $ 142,835      $ 144,088
                                                                      =========      =========

                See Notes to Consolidated Financial Statements

                      HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)

                                            Quarter Ended         Nine Months Ended
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                          ----------------        -----------------
                                          1997        1996        1997        1996
                                          ----        ----        ----        ----

 Sales................................. $65,293     $64,396     $184,559    $192,323
 Costs and expenses:
 Cost of goods sold, buying and
  distribution.........................  39,430      44,665     111,195      122,822
 Operating, selling,
  general and administrative...........  22,727      28,406      67,020       75,690
 Provision for asset impairment and
  store closings.......................      --      51,352          --       51,352
                                        -------     -------     -------      -------
 Operating income (loss)...............   3,136     (60,027)      6,344      (57,541)
 Interest expense......................   1,090       1,085       3,320        3,161
 Other expense, net....................      62         184          53          714
                                        -------     -------     -------      -------
 Income (loss) before taxes (benefit)
  on income (loss)                        1,984     (61,296)      2,971      (61,416)
 Taxes (benefit) on income (loss)......     671      (9,637)      1,038       (9,511)
                                        -------     --------    -------      ------
 Net income (loss)..................... $ 1,313    $(51,659)    $ 1,933     $(51,905)
                                        =======     ========    =======      ========
 Net income (loss) per common and common
 equivalent share...................... $  0.12     $ (4.80)    $  0.18       $(4.83)
                                        =======     =======     =======       ======
 Weighted average common and common
 equivalent shares outstanding...... 10,775,000   10,756,000 10,775,000   10,756,000

                  See Notes to Consolidated Financial Statements

                    HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                   ADDITIONAL
                                                  COMMON STOCK      PAID-IN    RETAINED
                                                SHARES     AMOUNT   CAPITAL    EARNINGS
                                             --------------------  ----------  --------
Balance, December 31, 1995 ..............    10,756,350   $   108    $68,277   $ 44,593

Issuance of common stock ................        18,759        --         39         --

Net loss ................................           --         --         --    (53,723)
                                            -----------   -------    -------   --------

Balance, December 31, 1996 ..............    10,775,109   $   108    $68,316   $ (9,130)

Net income ..............................            --        --         --      1,933
                                            -----------   -------    -------   --------

Balance, September 30, 1997                  10,775,109      $108    $68,316    $(7,197)
                                            ===========   =======    =======   ========

                 See Notes to Consolidated Financial Statements

                    HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    -----------------
                                                                                     1997        1996
                                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ............................................................   $ 1,933    $(51,905)
                                                                                    -------    --------
  Adjustments to reconcile net income (loss) to cash provided by operating activities -
      Depreciation and amortization ............................................     3,066       5,272
      Cost in excess of net assets acquired ....................................      --        37,668
      Provision for impairment of assets and other .............................      --        21,774
      Deferred tax benefit .....................................................    (1,751)     (9,682)
      Gain on sale of fixed assets .............................................       (22)        (17)
      Changes in assets and liabilities -
        Accounts receivable, net of allowances for doubtful accounts                (1,774)       (525)
        Inventories ............................................................      (980)     (5,671)
        Prepaids and other assets ..............................................        20         540
        Accounts payable and other accrued liabilities .........................     1,234       5,309
        Income taxes payable/receivable ........................................     1,315      (2,032)
                                                                                   -------    --------
          Total adjustments ....................................................     1,108      52,636
                                                                                   -------    --------
            Net cash provided by operating activities ..........................     3,041         731
                                                                                   -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................    (1,287)     (3,551)
  Proceeds from the sale of fixed assets .......................................       649          20
                                                                                   -------    --------
            Net cash used in investing activities ..............................      (638)     (3,531)
                                                                                   -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds from indebtedness .....................................    (3,163)      1,374
                                                                                   -------    --------

            Net cash provided by (used in) financing activities(3,163) .........    (3,163)      1,374

INCREASE (DECREASE) IN CASH ....................................................      (760)     (1,426)
CASH AT BEGINNING OF PERIOD ....................................................     1,180       1,800
                                                                                   -------    --------
CASH AT END OF PERIOD ..........................................................   $   420    $    374
                                                                                   =======    ========

                  See Notes to Consolidated Financial Statements

                      HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

A.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference should be made to the annual consolidated financial statements and notes thereto for the year ended December 31, 1996.

      Balance sheet information for December 31, 1996, has been derived from the 1996 annual audited financial statements. Certain reclassifications of amounts previously reported have been made to conform to the current year presentation.

      The Company costs its inventory on the last-in, first-out (LIFO) method. Had the first in, first out (FIFO) inventory costing method been used, inventories would have been equal to the LIFO balance at December 31, 1996 and 1995; March 31, 1997 and 1996; June 30, 1997 and 1996; and September 30, 1997
and 1996.

B.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Net income per common and common equivalent share is based on the weighted average number of common shares outstanding and assumes exercise of outstanding options for Common Stock which are dilutive, using the treasury stock method.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share previously prescribed by APB Opinion No. 15. SFAS No. 128 will be effective for the Company for the year ending December 31, 1997. The earnings per share in the accompanying financial statements were computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS No. 128, which is determined using only the weighted average shares outstanding. The Company also has outstanding options that would not be included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be anti-dilutive.

C.  DEBT

  BORROWINGS

      Debt consisted of the following (in thousands):
                                                                 SEPTEMBER 30,
                                                                     1997
                                                                 -------------
            Note payable to a bank.............................   $ 41,816
            Long-term debt.....................................      1,263
            Capital lease obligations..........................        149
                                                                  --------
                                                                    43,228
            Less - Current maturities..........................        574
                                                                  --------
                                                                  $ 42,654
                                                                  ========

At September 30, 1997, the weighted average interest rate on the note payable to a bank was 7.9%.

                      HI-LO AUTOMOTIVE, INC. AND SUBSIDIARIES

      On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides for up to $60.0 million of borrowings under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lenders. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables, and fixed assets of the Company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lenders' prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, liquidity and acquisitions, and restrict capital expenditures to $5.9 million for 1997, $5.0 million for 1998 and 1999; and restricts operating lease payments to $16.0 million per annum through 1999. The Company was in compliance with this financing agreement as of September 30, 1997.

      At September 30, 1997, the Company had $41.8 million outstanding under the credit facility and total unutilized credit facilities of approximately $13.6 million.

      The Company has established irrevocable letters of credit totaling $1.2 million as security for various insurance contracts.

      The book values of cash, trade accounts receivable and accounts payable approximate their face values principally because of the short-term maturities of these instruments. The estimated fair value of long-term debt approximates the book value as the debt is priced based upon a floating rate.

D.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         ------------------
                                                            1997     1996
                                                         ---------  -------
       Cash paid during the period for:
            Interest.....................................  $3,478    $3,067
            Income taxes.................................  $  400    $  --


E.  STOCKHOLDERS' EQUITY

      The Board of Directors and the Company's stockholders have approved the Hi-Lo Automotive, Inc. 1990 Stock Option and 1991 Associate Stock Purchase Plans, as amended. The Stock Option Plan reserves 1,400,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At September 30, 1997, options for 1,081,066 shares were outstanding, options for 39,723 shares had been exercised, and 279,211 shares were available for issuance.

      Under the Stock Purchase Plan, each eligible employee has the right to purchase shares as determined by the Plan formula. As of September 30, 1997, of the 175,000 shares of the Company's Common Stock reserved for issuance under this Plan, 132,270 shares had been issued and 42,730 shares of the Company's Common Stock remained reserved for issuance.

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

      The charge for store closings was for future occupancy and leasehold improvement costs related to planned store closings of approximately 11 stores, including three closed in 1996 and five closed during the first nine months of 1997. Certain store and distribution center assets and real estate held for future expansion were written down to their estimated realizable values.

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

      These analyses contained forward-looking information that involve a number of risks, uncertainties and assumptions, including, but not limited to, customer demand and trends in the auto parts, products and accessories industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point of sales systems, parts catalogs, supply constraints or difficulties and the results of financing efforts. Should one or more of these or other risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes could vary materially.

G. SUBSEQUENT EVENTS

      On October 17, 1997 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Discount Auto Parts, Inc. ("Discount"). The Merger Agreement contemplates that, subject to the satisfaction of certain conditions set forth therein, including the approval and adoption of the Merger Agreement by the requisite vote of the Company's stockholders, the Company would become a wholly-owned subsidiary of Discount. Pursuant to the Merger Agreement, each outstanding share of the Company's common stock would be exchanged for
0.1485 of a share of the common stock of Discount so long as the market price of Discount's common stock is between $22.727 and $26.148 (based on the average closing prices of Discount's common stock during the ten trading days ending three days before the Company's stockholders meeting held to consider the Merger). If the average price of Discount's common stock during the specified period is less than $22.727 but above $20.78, then the exchange ratio will be increased to provide the Company's stockholders with $3.37 of Discount's common stock for each share of the Company common stock, but if the average price of Discount's common stock during the specified period is less than $20.78, the Company's stockholders will receive 0.1624 of a share of Discount's common stock for each outstanding share of the Company common stock. If the average price of Discount's common stock during the specified period is more than $26.148, then the exchange ratio will be reduced to provide the Company's stockholders with $3.88 of Discount's common stock for each share of the Company common stock. The Merger is intended to be a tax-free reorganization, and is intended to be accounted for as a purchase.

      The Board of Directors of each company has approved the Merger. In connection with approving the Merger Agreement, the Board of Directors of the Company also approved an amendment to the Company's Stockholder Rights Plan to prevent the proposed merger from triggering the Stockholder Rights Plan. The Merger, which is expected to be completed by February 1998, is subject to approval by the Company's stockholders and certain other conditions, including the termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976.

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

      On October 17, 1997 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Discount Auto Parts, Inc. ("Discount"). The Merger Agreement contemplates that, subject to the satisfaction of certain conditions set forth therein, including the approval and adoption of the Merger Agreement by the requisite vote of the Company's stockholders, the Company would become a wholly-owned subsidiary of Discount. Pursuant to the Merger Agreement, each outstanding share of the Company's common stock would be exchanged for
0.1485 of a share of the common stock of Discount so long as the market price of Discount's common stock is between $22.727 and $26.148 (based on the average closing prices of Discount's common stock during the ten trading days ending three days before the Company's stockholders meeting held to consider the Merger). If the average price of Discount's common stock during the specified period is less than $22.727 but above $20.78, then the exchange ratio will be increased to provide the Company's stockholders with $3.37 of Discount's common stock for each share of the Company's common stock, but if the average price of Discount's common stock during the specified period is less than $20.78, the Company stockholders will receive 0.1624 of a share of Discount's common stock for each outstanding share of the Company common stock. If the average price of Discount's common stock during the specified period is more than $26.148, then the exchange ratio will be reduced to provide the Company's stockholders with $3.88 of Discount's common stock for each share of the Company common stock. The Merger is intended to be a tax-free reorganization, and is intended to be accounted for as a purchase.

      The Board of Directors of each company has approved the Merger. In connection with approving the Merger Agreement, the Board of Directors of the Company also approved an amendment to the Company's Stockholder Rights Plan to prevent the proposed merger from triggering the Stockholder Rights Plan. The Merger, which is expected to be completed by February 1998, is subject to approval by the Company's stockholders and certain other conditions, including the termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976.

      The Company sells automotive aftermarket parts, products and accessories to retail and commercial customers in Texas, Louisiana and California. During the third quarter of 1997, the Company opened one store and closed two stores reducing its total store count to 187. The Company's store openings generally have been in markets where existing national competitors already have and/or are opening stores. Certain national competitors have also continued to open new stores in Hi/LO's existing markets. Management believes that the markets in which it operates will continue to see increasing competition in the foreseeable future. New store competition has a significant short-term impact on retail sales of the Company's nearby stores. Future successful financial results are dependent upon the Company's ability to compete effectively with these national competitors.

      To respond to increased competition, the Company is continuing to remodel older stores located near recently opened competitor stores, improve customer service, reduce operating, selling, and general and administrative costs when appropriate, and improve distribution efficiencies. These initiatives are being supported by changes in product assortment, including more high quality product offerings and increased sales and marketing efforts in the commercial markets. Additionally, the Company has plans to open two to four additional new stores during 1997, and is focusing on the performance of its existing stores to improve profitability. The Company identified up to 11 under performing stores during 1996, three of which were closed in 1996 and five of which have been closed through September 30, 1997. The commercial program is also being streamlined and consolidated, including the opening of a centralized call center for receiving commercial orders.

      Management believes the Company is regaining its momentum and as a result of the initiatives begun in response to increased competition, as well as expected seasonal increases in sales and profitability, the Company's financial results have continued to improve in the third quarter of 1997. Historically, the Company's second and third quarters are strongest because of seasonal sales volume increases. The Company can not, however, provide any assurance that its results will continue to improve or even remain at current levels.

      In the third quarter of 1996, the Company recorded a $37.7 million charge to write off its goodwill. Cash flow projections prepared by the Company indicated that it would not be able to realize its goodwill through future operations. In addition, the Company recorded $13.7 million in charges for future store closings, the impairment of certain fixed assets in under performing stores and of certain assets at the Company's distribution center, and the liquidation of real estate held for future store expansion. The Company also recorded to cost of goods sold and buying and distribution, $3.7 million in write-downs of certain inventory items and $4.3 million to operating, selling, general and administrative expenses.

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

                                    QUARTER ENDED    NINE MONTHS ENDED   PERCENTAGE CHANGE
                                    SEPTEMBER 30,      SEPTEMBER 30,    QUARTER  NINE MONTHS
                                    -------------    -----------------  --------------------
                                    1997     1996      1997      1996
                                    ----     ----      ----      ----
Sales....................          100.0%   100.0%    100.0%    100.0%      1.4%    (4.0)%
Cost of sales............           60.3     69.4      60.2      63.9     (11.7)    (9.4)
                                    ----     ----      ----      ----
Gross profit.............           39.7     30.6      39.8      36.1      31.0      5.5
Operating, selling, general
 and administrative expenses        34.8     44.1      36.4      39.3     (19.9)   (11.4)
Provision for asset impairment
  and store closings.....             --     79.7        --      26.7    (100.0)  (100.0)
                                     ---     ----      ----      ----
Operating income.........            4.9    (93.2)      3.4     (29.9)    105.2    111.0
Interest expense.........            1.8      1.7       1.8       1.6       0.4      5.0
Other expense, net.......            0.1      0.3       0.1       0.4     (66.3)   (92.5)
                                     ---     ----      ----       ---
Income (loss) before taxes (benefit) 3.0    (95.2)      1.5     (31.9)    103.2    104.8
Taxes (benefit) on income (loss)     1.0    (15.0)      0.5      (4.9)    106.9    110.9
                                     ---   ------      ----     -----
Net income (loss)........            2.0%   (80.2)%     1.0%    (27.0)%   102.5    103.7
                                     ===   ======      ====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 (THIRD QUARTER) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Sales increased for the third quarter of 1997 by $0.9 million, or 1.4%, from the comparable 1996 quarter. The increase was due primarily to same store sales increases of $1.7 million, or 2.8% of sales, and new store sales increases of $0.1 million, which were partially offset by store closings through the end of the third quarter of 1997. Same store sales represent a comparison of sales by the same stores between corresponding full periods. At the end of the third quarter of 1997, the Company had 187 stores in operation compared to 192 at the end of the third quarter of 1996.

      Gross profit for the third quarter of 1997 was $25.9 million, or 39.7% of sales, compared with $19.7 million, or 30.6% of sales, for the third quarter of 1996. The increase in gross profit dollars was attributable to higher sales and improved product margins together with a shift in the mix of sales to the higher margin retail business compared to 1996. In addition, the third quarter of 1996 included $3.8 million in expense related to the writedown of certain inventory to net realizable value.

      Operating, selling, general and administrative expenses for the third quarter of 1997 were $22.7 million, or 34.8% of sales, compared to $28.4 million, or 44.1% of sales, for the third quarter of 1996. This 19.9% decrease is primarily the result of cost reductions in store operating costs in 1997 and the inclusion in the third quarter of 1996 of a $4.3 million charge related to store costs, and the costs of improving the Company's information systems.

      A provision for asset impairment and store closings of $51.4 million was recorded in the third quarter of 1996. The provision included a $37.7 million charge for intangibles, primarily cost in excess of net assets acquired (goodwill), and a $13.7 million charge for store closings, write offs of certain store fixed assets and of certain assets at the Company's distribution center, and liquidation of real estate previously acquired for future expansion.

      Operating income for the third quarter of 1997 was $3.1 million, or 4.9% of sales, compared to an operating loss of $60.0 million in the third quarter of 1996 as a result of the factors discussed above.

      Interest expense for the third quarter of 1997 was $1.1 million, or 1.8% of sales, compared to $1.1 million, or 1.7% of sales, for the third quarter of 1996.

      The Company's effective income tax rate for the third quarter of 1997 was 33.8% of pre-tax income compared to an income tax benefit of (15.7)% of pre-tax loss for the third quarter of 1996. This expense increase as a percent of pre-tax income in the third quarter of 1997 is primarily the result of the factors discussed above. The relatively small tax benefit as a percent of pre-tax loss in the third quarter of 1996 is a result of the $37.7 million provision for asset impairment relating to costs in excess of net assets acquired (goodwill). The Company did not receive a tax benefit from writing off these costs in excess of net assets acquired as they are not deductible for federal income tax purposes.

      Net income of $1.3 million in the third quarter of 1997 compares to a net loss of $51.7 million in the third quarter of 1996, due to the factors previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1997 (1997 PERIOD) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Sales for the 1997 Period of $184.6 million decreased by $7.8 million, or 4.0%, from $192.3 million for the comparable period in 1996. The decrease resulted from same store sales decreases of 2.8% of sales and five store closings during the period. Same store sales represent a comparison of sales by the same stores between corresponding full periods.

      Gross profit for the 1997 Period was $73.4 million, or 39.8% of sales, compared with $69.5 million, or 36.1% of sales, in 1996 . The 5.5% increase in gross profit was attributable primarily to the shift in mix of sales to the higher margin retail business. Additionally, the Company in the third quarter of 1996 recorded a charge of $3.8 million to cost of goods sold relating to the writedown of certain inventories to their net realizable values.

      Operating, selling, general and administrative expenses for the 1997 Period decreased by $8.7 million, or 2.9% of sales over 1996 levels. This was primarily the result of lower sales volume and better cost control. Additionally, the decrease reflects the impact of a $4.3 million charge related to store costs in the third quarter of 1996. Operating, selling, general and administrative expenses decreased as a percent of sales to 36.4% in the 1997 Period from 39.3% in 1996.

      A provision for asset impairment and store closings of $51.4 million was recorded in the third quarter of 1996. The provision included $37.7 million of intangibles, primarily cost in excess of net assets acquired (goodwill), and a $13.7 million charge for store closings, write-offs of certain store fixed assets and of certain assets at the Company's distribution center, and liquidation of real estate previously acquired for future expansion.

      Operating income in the 1997 Period of $6.3 million, or 3.4% of sales, compared to an operating loss of $57.5 million, or (29.9)% of sales, during 1996 due to the factors discussed previously.

      Interest expense for the 1997 Period was $3.3 million, or 1.8% of sales, compared to $3.2 million, or 1.6% of sales, in 1996 because of higher interest rates during the 1997 Period.

      The Company's effective income tax rate for the 1997 Period was 34.9% of pre-tax income compared to a benefit of (15.5)% of pre-tax loss for 1996. The increase in expense as a percent of pre-tax income is a result of the increase in pre-tax income during the 1997 Period. The relatively small tax benefit as a percent of the pre-tax loss in 1996 is a result of $37.7 million provision for asset impairment relating to costs in excess of net assets acquired (goodwill). The Company did not receive a tax benefit for writing off these costs in excess of net assets acquired as they were not deductible for federal income tax purposes.

      Net income for the 1997 Period was $1.9 million, or 1.0% of sales, compared to the 1996 net loss of $51.9 million, or (27.0)% of sales, due primarily to the writeoffs recorded in the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities during the first nine months of 1997 provided net cash of $3.0 million. Investing activities utilized $0.6 million of cash, principally related to the Company's capital expenditures. Financing activities utilized $3.1 million of cash, principally to reduce indebtedness under the Company's credit agreement.

      Inventories have increased $1.0 million since December 31, 1996. This is primarily a result of seasonal variances. Inventories at September 30, 1997 were $7.4 million less than inventories at September 30, 1996. Average Company inventories per store, including distribution center inventories, were approximately $494,000 at the end of September 30, 1997, compared to approximately $479,000 at December 31, 1996 and $520,000 at September 30, 1996.

      The Company has historically financed its growth and operations through a combination of internally generated funds, bank borrowings, sale and lease back transactions, and issuance of common stock. Capital expenditures were $1.3 million during the first nine months of 1997 compared to $3.6 million for the same period of 1996.

      The Company opened one store during the third quarter of 1997 and plans to open two to four stores during the remainder of the year. The Company also plans to remodel or relocate approximately five additional stores prior to the end of 1997. Planned capital expenditures for the remainder of 1997, including those associated with remodels, relocations and conversions, will be approximately $3.9 to $4.6 million before sale and lease back and direct lease transactions.

      The Company's existing credit facility contains covenants relating to the Company's working capital, net worth, leverage, liquidity and certain acquisitions. The Company funds its capital and liquidity needs through existing working capital, cash flows from operations, bank borrowings and sale and lease back of real properties. For a more detailed description of the Company credit facilities see the Notes to Consolidated Financial Statements.

      On October 23, 1996, the Company entered into a financing agreement with a new lender. Initial funding under this financing agreement was used to repay amounts outstanding under the Company's prior credit facility. The new financing agreement provides up to $60.0 million of borrowings under a revolving credit facility, which matures October 22, 1999, with annual renewals at the option of the Company and the lenders. Credit availability is limited to 60% of the value of saleable inventory and 85% of accounts receivable, subject to certain adjustments and reserves which may be made at the discretion of the lender. The facility is secured by all inventories, receivables and fixed assets of the company and its subsidiaries. The borrowings may be priced, at the Company's option, at the lender prime rate, plus 1/4 of 1% or London Interbank Offered Rates (LIBOR) plus 2.25%. The Company pays a commitment fee of 3/8 of 1% per annum on all unused portions of the credit facility. Loan covenants relate to the Company's net worth, cash flow, and restrict capital expenditures. Capital expenditures are limited to $5.9 million for 1997 and $5.0 million for 1998 and 1999. Additionally, operating lease payments are restricted to $16.0 million per annum through 1999. The Company is in compliance with this financing agreement as of September 30, 1997.

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

      At September 30, 1997, the Company had $41.8 million outstanding under the credit facility and total unutilized credit facilities of approximately $13.6 million.

      The Company believes that existing working capital, cash flows from operations, bank borrowings, sale lease backs of retail properties and sales of excess real estate will be sufficient to fund both capital and liquidity needs of the Company for the next year. However, the Company's ability to access capital, due to its operating results in recent periods, could have an adverse impact on the Company's ability to compete effectively in its markets.

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

SEASONALITY

      The Company's business is seasonal in nature, with store sales and profits historically running higher in the second and third quarters (April through September) of each year than in the Company's first and fourth quarters. Sales for the combined second and third quarters of 1996 were 52.9% of annual sales. The Company's business is also influenced by weather conditions. Weather extremes tend to enhance sales by causing a higher incidence of parts failure, and thus, increasing sales of seasonal products. Rainy weather, however, tends to reduce sales by causing deferral of elective maintenance.

INSURANCE

      The Company maintains insurance for on-the-job injuries to its associates and other coverages for normal business risks. A substantial portion of the Company's current and prior year insurance coverages are "high deductible" policies in which the Company, in many cases, is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. On a continual basis, and as of each balance sheet date, the Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred, but not reported as of such date based on the best available information at such date. However, the nature of these claims is such that actual development of these claims may vary from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and can have a significant impact on the Company's financial position or results of operations.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 2.1 Agreement and Plan of Merger among Discount Auto Parts, Inc., HLA Acquisition, Inc. and Hi-LO Automotive, Inc., dated October 17, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 1997).

            Exhibit 4.1 Amendment, dated October 17, 1997, to Rights Agreement between Hi-Lo Automotive Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of August 28, 1996.

            Exhibit 10.1 Letter dated September 16, 1997, amending the Financing Agreement dated as of October 23, 1996, and as amended on December 20, 1996, among registrant's operating subsidiary, Hi-Lo Auto Supply, L.P., and the lenders named therein.

            Exhibit 11.1  Schedule of Computation of Earnings Per Share

      (b)   Reports on Form 8-K

            A Current Report on Form 8-K, was filed with the Commission on October 22, 1997, to report under Item 5 "Other Events" that on October 17, 1997, the Registrant entered into an Agreement and Plan of Merger with Discount Auto Parts, Inc. ("Discount") and a wholly owned subsidiary of Discount, pursuant to which Registrant would become a wholly owned subsidiary of Discount.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hi-Lo Automotive, Inc.



Date: November 13, 1997                   /s/ T. MICHAEL YOUNG
                                              T. Michael Young
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer

Date: November 13, 1997                   /s/ GARY D. WALTHER
                                              Gary D. Walther
                                              Vice President-Finance and
                                              Chief Financial Officer

Date: November 13, 1997                   /s/ DAN HENNEKE
                                              Dan Henneke
                                              Controller and
                                              Chief Accounting Officer